Form 10-Q
period 2021-06-30
DatChat, Inc.
filed 2021-09-24
CIK 1648960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 000-40729

DatChat, Inc.

(Exact name of registrant as specified in its charter)

Nevada	47-2502264
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

65 Church Street, 2nd Floor, New Brunswick, NJ	08901
(Address of principal executive offices)	(Zip Code)

(732) 354-4766

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Title of each class	Trading Symbol(s)	Name of Exchange
Common Stock, par value $0.001 per share	DATS DATSW	The Nasdaq Capital Market

Securities registered pursuant to Section 12(b) of the Exchange Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The number of shares of the issuer’s common stock, $0.0001 par value per share, outstanding at September 24, 2021 was 17,249,509.

DATCHAT, INC.

FORM 10-Q

JUNE 30, 2021

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	our ability to obtain additional funds for our operations;

●	our financial performance;

●	risks related to market acceptance of products;

●	intellectual property risks;

●	the impact of government regulation and developments relating to our competitors or our industry;

●	our competitive position;

●	our industry environment;

●	our anticipated financial and operating results, including anticipated sources of revenues;

●	assumptions regarding the size of the available market, benefits of our products, product pricing and timing of product launches;

●	our estimates of our expenses, losses, future revenue and capital requirements, including our needs for additional financing;

●	our ability to attract and retain qualified key management and technical personnel;

●	statements regarding our goals, intensions, plans and expectations, including the introduction of new products and markets; and

●	our cash needs and financing plans.

All of our forward-looking statements are as of the date of this Quarterly Report on Form 10-Q only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of, or any material adverse change in, one or more of the risk factors or risks and uncertainties referred to in this Quarterly Report on Form 10-Q or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”) could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Quarterly Report on Form 10-Q, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Quarterly Report on Form 10-Q that modify or impact any of the forward-looking statements contained in this Quarterly Report on Form 10-Q will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q.

This Quarterly Report on Form 10-Q may include market data and certain industry data and forecasts, which we may obtain from internal company surveys, market research, consultant surveys, publicly available information, reports of governmental agencies and industry publications, articles and surveys. Industry surveys, publications, consultant surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but the accuracy and completeness of such information is not guaranteed. While we believe that such studies and publications are reliable, we have not independently verified market and industry data from third-party sources.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DATCHAT, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2021	2020
ASSETS

CURRENT ASSETS:
Cash	$1,102,346	$690,423
Prepaid expenses and other current assets	179,010	25,260

Total Current Assets	1,281,356	715,683

OTHER ASSETS:
Operating lease right-of-use asset, net	14,955	28,632

Total Assets	$1,296,311	$744,315

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$176,028	$119,622
Note payable, current portion	6,042	4,045
Note payable - related party	-	7,500
Operating lease liability	14,955	28,632
Due to related party	1,274	194

Total Current Liabilities	198,299	159,993

Long-term liabilities:
Note payable, less current	-	1,997
Total long-term liabilities:	-	1,997

Total Liabilities	198,299	161,990

Commitments and Contingencies - (Note 6)

STOCKHOLDERS’ EQUITY:
Preferred stock ($0.0001 par value; 20,000,000 shares authorized) Series A Preferred stock ($0.0001 Par Value; 1 Share Authorized; none issued and outstanding at June 30, 2021 and December 31, 2020)	-	-
Common stock ($0.0001 par value; 180,000,000 shares authorized; 13,389,083 and 12,727,820 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively)	1,339	1,273
Common stock to be issued 1,564 and 52,782 shares, at June 30, 2021 and December 31, 2020, respectively)	-	5
Additional paid-in capital	19,500,735	17,342,559
Accumulated deficit	(18,404,062)	(16,761,512)

Total Stockholders’ Equity	1,098,012	582,325

Total Liabilities and Stockholders’ Equity	$1,296,311	$744,315

See accompanying notes to unaudited condensed financial statements.

DATCHAT, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
NET REVENUES	$-	$-	$-	$-

OPERATING EXPENSES:
Compensation and related expenses	222,380	102,202	501,515	181,803
Marketing and advertising expenses	103,479	23,980	152,429	82,825
Professional and consulting expenses	232,292	51,190	836,328	83,595
General and administrative expenses	87,776	20,991	152,463	43,927

Total operating expenses	645,927	198,363	1,642,735	392,150

OTHER INCOME (EXPENSE):
Interest expense	(15)	(14,172)	(112)	(28,348)
Other income	-	7,000	-	7,000
Interest income	163	7	297	8

Total other income (expense), net	148	(7,165)	185	(21,340)

NET LOSS	$(645,779)	$(205,528)	$(1,642,550)	$(413,490)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.05)	$(0.02)	$(0.12)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	13,390,027	13,371,348	13,177,881	13,269,748

See accompanying notes to unaudited condensed financial statements.

DATCHAT, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three and Six Months Ended June 30, 2021 and 2020

(Unaudited)

	Preferred Stock		Common Stock		Common Stock to be issued		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2020	-	$-	12,727,820	$1,273	52,782	$5	$17,342,559	$(16,761,512)	$582,325

Sale of common stock, net of offering costs	-	-	403,024	40	1,675	-	1,592,932	-	1,592,972

Common stock issued for common stock issuable		-	51,018	5	(51,143)	(5)	-	-	-

Common stock issued for services	-	-	205,000	21	-	-	469,979	-	470,000

Net loss for the period	-	-	-	-	-	-	-	(996,771)	(996,771)

Balance, March 31, 2021	-	-	13,386,862	1,339	3,314	-	19,405,470	(17,758,283)	1,648,526

Sale of common stock, net of offering costs	-	-	525	-	-	-	(3,735)	-	(3,735)

Common stock issued for common stock issuable	-	-	1,675	-	(1,675)	-	-	-	-

Common stock to be issued cancelled	-	-	-	-	(250)	-	(1,000)	-	(1,000)

Accretion of stock-based compensation	-	-	-	-	-	-	100,000	-	100,000

Fractional shares due to reverse split	-	-	21	-	-	-	-	-	-

Net loss for the period	-	-	-	-	-	-	-	(645,779)	(645,779)

Balance, June 30, 2021	-	$-	13,389,083	$1,339	1,389	$-	$19,500,735	$(18,404,062)	$1,098,012

	Preferred Stock		Common Stock		Common Stock to be issued		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2019	-	-	13,175,356	$1,318	125	$-	$15,440,844	$(15,782,042)	(339,880)

Sale of common stock, net of offering costs	-	-	52,313	5	18,163	2	281,792	-	281,799

Common stock issued for cashless exercise of stock warrants	-	-	111,111	11	-	-	(11)	-	-

Net loss for the period	-	-	-	-	-	-	-	(207,962)	(207,962)

Balance, March 31, 2020	-	-	13,338,780	1,334	18,288	2	15,722,625	(15,990,004)	(266,043)

Sale of common stock, net of offering costs	-	-	125	-	84,700	8	324,892	-	324,900

Common stock issued for services	-	-	5,000	-	-	-	20,000	-	20,000

Net loss for the period	-	-	-	-	-	-	-	(205,528)	(205,528)

Balance, June 30, 2020	-	$-	13,343,905	$1,334	102,988	$10	$16,067,517	$(16,195,532)	$(126,671)

See accompanying notes to unaudited condensed financial statements.

DATCHAT, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the	For the
	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,642,550)	$(413,490)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of ROU asset	13,677	11,440
Stock-based compensation	570,000	1,667
Changes in operating assets and liabilities:
Prepaid expenses	(153,750)	-
Advance deposits	-	(50,000)
Accounts payable and accrued expenses	56,406	15,592
Operating lease liability	(13,677)	(11,440)

NET CASH USED IN OPERATING ACTIVITIES	(1,169,894)	(446,231)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from a related party	133,301	99,167
Payments on related party advances	(132,221)	(98,805)
Repayment of notes payable - related party	(7,500)	(1,000)
Proceeds from notes payable	-	6,042
Net proceeds from sale of common stock and common stock to be issued, net of offering costs	1,588,237	606,699

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,581,817	612,103

NET INCREASE IN CASH	411,923	165,872

CASH - beginning of period	690,423	70,774

CASH - end of period	$1,102,346	$236,646

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$1,500
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for future services	$250,000	$18,333

See accompanying notes to unaudited condensed financial statements.

DATCHAT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021 and 2020
(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

DatChat, Inc. (the “Company”) was incorporated in the State of Nevada on December 4, 2014 under the name of YssUp, Inc. On March 4, 2015, the Company’s corporate name was changed to Dat Chat, Inc. In August 2016, the Board of Directors of the Company approved to change the name of the Company from Dat Chat, Inc. to DatChat, Inc. The Company established a fiscal year end of December 31. The Company’s principal business is focused on its mobile messaging application that provides a traditional messaging platform, while providing users with complete privacy and control features for their sent messages. The Company’s mobile messaging application is called DatChat Messenger which is currently a free messaging application. Once the Company achieves critical mass of users, the Company will offer new features and will charge fees and generate revenues from the added features.

On July 28, 2021, the Company filed a certificate of change to the Company’s amended and restated certificate of incorporation, with the Secretary of State of the State of Nevada to effectuate a one-for-two (1:2) reverse stock split (the “Reverse Stock Split”) of the Company’s common stock. Proportional adjustments for the Reverse Stock Split were made to the Company’s outstanding stock options, warrants and equity incentive plans. All share and per-share data and amounts have been retroactively adjusted as of the earliest period presented in the unaudited condensed consolidated financial statements to reflect the Reverse Stock Split.

Basis of presentation and going concern

Management acknowledges its responsibility for the preparation of the accompanying unaudited condensed financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its financial position and the results of its operations for the periods presented. The accompanying condensed unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S. GAAP”) for interim financial information and with the instructions of Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP has been condensed or omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements. These unaudited condensed financial statements should be read in conjunction with the summary of significant accounting policies and notes to the financial statements for the year ended December 31, 2020 of the Company which were included in the Company’s current report on Form 1-K as filed with the Securities and Exchange Commission field on April 27, 2021.

As reflected in the accompanying unaudited condensed financial statements, the Company has incurred a net loss of $1,642,550 and used cash in operations of $1,169,894, for the six months ended June 30, 2021. Additionally, the Company has an accumulated deficit of $18,404,062 at June 30, 2021 and has not generated revenues since inception. As of June 30, 2021, the Company had working capital of $1,083,057. Subsequent to June 30, 2021, the Company has received gross proceeds of approximately $13.8 million from the sale of its securities in connection with an initial public offering and gross proceeds of approximately $2.7 million from the exercise of the Company’s Series A warrants (see Note 7). These events served to mitigate the conditions that historically raised substantial doubt about the Company’s ability to continue as a going concern. The Company believes the proceeds raised subsequent to June 30, 2021 will provide sufficient cash flows to meet its obligations for a minimum of twelve months from the date of this filing.

Use of estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates include the valuation of deferred tax assets, and the value of stock-based compensation expenses.

DATCHAT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021 and 2020
(Unaudited)

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. The reclassified amounts have no impact on the Company’s previously reported financial position or results of operations and relates to the presentation of marketing and advertising expenses separately on the condensed statements of operation previously included in general and administrative expenses.

Cash and cash equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. There were no highly liquid debt instruments and other short-term investments as of June 30, 2021 and December 31, 2020. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company’s account at this institution is insured by the FDIC up to $250,000. At June 30, 2021 and December 31, 2020, the Company had cash in excess of FDIC limits of approximately $852,000 and $440,000, respectively. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Fair value measurements and fair value of financial instruments

The carrying value of certain financial instruments, including cash, accounts payable and accrued expenses, notes payable, notes payable – related parties and due to related party are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

Revenue recognition

The Company will recognize revenue in accordance with ASC Topic 606 Revenue from Contracts with Customers, which requires revenue to be recognized in a manner that depicts the transfer of goods or services to customers in amounts that reflect the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company will further analyze its revenue recognition policy when it enters into revenue producing customer contracts.

Advertising Costs

The Company applies ASC 720 “Other Expenses” to account for advertising related costs. Pursuant to ASC 720-35-25-1, the Company expenses the advertising costs as they are incurred. Advertising costs were $103,479 and $23,980 for the three months ended June 30, 2021 and 2020, respectively, and $152,429 and $82,825 for the six months ended June 30, 2021 and 2020, respectively, and are included in marketing and advertising expenses on the statements of operations.

Leases

The Company follows ASC Topic 842, Leases (Topic 842) and applying the package of practical expedients, which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs (see Note 2). In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 month or less. Operating lease right of use assets (“ROU”) assets represents the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company use an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in general and administrative expenses in the statements of operations.

DATCHAT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021 and 2020
(Unaudited)

Income taxes

The Company accounts for income taxes pursuant to the provision of Accounting Standards Codification (“ASC”) 740-10, “Accounting for Income Taxes” (“ASC 740-10”), which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach require the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

The Company follows the provision of ASC 740-10 related to Accounting for Uncertain Income Tax Positions. When tax returns are filed, there may be uncertainty about the merits of positions taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more likely than not recognition threshold are measured at the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefit associated with tax positions taken that exceed the amount measured as described above should be reflected as a liability for uncertain tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all more likely than not to be upheld upon examination. As such, the Company has not recorded a liability for uncertain tax benefits.

The Company has adopted ASC 740-10-25, “Definition of Settlement”, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion and examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they are filed.

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation–Stock Compensation”, which requires recognition in the financial statements of the cost of employee, non-employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Basic and diluted net loss per share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares during the period. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period.

The following were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on the Company’s net loss.

	June 30,
	2021	2020
Common stock equivalents:
Common stock warrants	62,500	1,187,500
Convertible notes payable	-	750,000
Total	62,500	1,937,500

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on its financial statements.

DATCHAT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021 and 2020
(Unaudited)

NOTE 2 – OPERATING LEASE RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

In January 2019, the Company renewed and extended the term of its lease facility for another three-year period from January 2019 to December 2021 starting with a monthly base rent of $2,567 plus a pro rata share of operating expenses beginning January 2019. The base rent is subject to annual increases beginning the 2nd and 3rd lease year as defined in the lease agreement. In addition to the monthly base rent, the Company is charged separately for common area maintenance which is considered a non-lease component. These non-lease component payments are expensed as incurred and are not included in operating lease assets or liabilities.

Right-of- use assets are summarized below:

	June 30, 2021	December 31, 2020
Office lease (36 months)	$72,609	$72,609
Less accumulated amortization	(57,654)	(43,977)
Right-of-use asset, net	$14,955	$28,632

Operating Lease liabilities are summarized below:

	June 30, 2021	December 31, 2020
Office lease	$72,609	$72,609
Reduction of lease liability	(57,654)	(43,977)
Total lease liability	14,955	28,632
Less: current portion	14,955	28,632
Long term portion of lease liability	$-	$-

Minimum lease payments under non-cancelable operating lease at June 30, 2021 are as follows:

Year ended December 31, 2021	16,100
Total	$16,100
Less: present value discount	(1,145)
Total operating lease liability	$14,955

NOTE 3 – RELATED PARTY TRANSACTIONS

Due to Related Party

The Company’s officer, Mr. Darin Myman, from time to time, provides advances to the Company for working capital purposes. At June 30, 2021 and December 31, 2020, the Company had a payable to the officer of $1,274 and $194, respectively, which is presented as due to related party on the condensed balance sheets. These advances are short-term in nature and non-interest bearing. During the six months ended June 30, 2021 and 2020, respectively, Mr. Myman provided advances to the Company for working capital purposes totaling of $133,301 and $99,167 and the Company repaid $132,221 and $98,805 of these advances, respectively.

DATCHAT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021 and 2020
(Unaudited)

Notes Payable – Related Party

On May 29, 2015, the Company entered into a promissory note agreement, providing for the issuance of a note in the principal amount of $30,000 to a principal stockholder of the Company. The note was due on July 29, 2015. The annual interest rate for the loan is 10%. The Company defaulted to repay the note when it was due. On February 25, 2016, the Company entered into an extension agreement with the lender to extend the maturity date of the note to December 31, 2016. In accordance with the extension agreement, the Company and the lender agree to increase the amount of the principal amount of the note by $5,000 as penalty for the Company’s failure to repay the note on July 29, 2015. In connection with the increase in principal amount of $5,000, the Company recorded non-cash interest expense of $5,000 on February 25, 2016. On October 25, 2017, the Company agreed to pay an additional $5,000 as penalty fee for the extension of maturity date to June 30, 2018. Between October 2018 and November 2018, the Company paid a total principal amount of $10,000. Between March 2019 and December 2019, the Company paid a total principal amount of $13,500. During the year ended December 31, 2020, the Company paid a total principal amount of $9,000. The Company fully paid the principal amount of $7,500 in February 2021. As of June 30, 2021 and December 31, 2020, the principal balance of this note was $0 and $7,500, respectively.

As of June 30, 2021 and December 31, 2020, accrued interest related to the note payable – related party above amounted to $16,364 and $16,282, respectively, and is included in accounts payable and accrued expenses on the accompanying unaudited condensed balance sheets.

NOTE 4 – NOTES PAYABLE

Notes payable to unrelated parties is summarized below:

	As of June 30, 2021	As of December 31, 2020
	(Unaudited)
Principal amount	$6,042	$6,042
Less: current portion	(6,042)	(4,045)
Notes payable - long term portion	$-	$1,997

Minimum principal payments under notes payable to unrelated parties at June 30, 2021 are as follows:

Year ended December 31, 2021	$4,345
Year ended December 31, 2022	1,697
Total principal payments	$6,042

Paycheck Protection Program Funding

On May 4, 2020, the Company received federal funding in the amount of $6,042 through the Paycheck Protection Program (the “PPP”). PPP funds have certain restrictions on use of the funding proceeds, and generally must be repaid within two (2) years or May 2022 at 1% interest. The PPP loan may, under circumstances, be forgiven. There shall be no payment due by the Company during the six months period beginning on the date of the note (“Deferral Period”). Commencing one month after the expiration of the Deferral Period, the Company shall pay the lender monthly payments of principal and interest, each in equal amount required to fully repay by the maturity date. If a payment on this note is more than ten days late, the lender shall charge a late fee of up to 5% of the unpaid portion of the regularly scheduled payment. As of December 31, 2020, the principal balance of this note amounted to $6,042 and accrued interest of $40. During the six months ended June 30, 2021, the Company recognized $30 of interest expense. As of June 30, 2021, the principal balance of this note amounted to $6,042 and accrued interest of $70, which is due in full in May 2022 if not forgiven.

DATCHAT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021 and 2020
(Unaudited)

NOTE 5 – STOCKHOLDERS’ EQUITY

Shares Authorized

The authorized capital stock consists of 200,000,000 shares, of which 180,000,000 are shares of common stock and 20,000,000 are shares of preferred stock.

Preferred stock

In August 2016, the Company designated 1 share of Series A Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) and has a stated value equal to $1.00 as may be adjusted for any stock dividends, combinations or splits. Each one (1) share of the Series A Preferred Stock shall have voting rights equal to (x) the total issued and outstanding Common Stock eligible to vote at the time of the respective vote divided by (y) forty-nine one hundredths (0.49) minus (z) the total issued and outstanding Common Stock eligible to vote at the time of the respective vote. The Series A Preferred Stock does not convert into securities of the Company. The Series A Preferred Stock does not contain any redemption provision. In the event of liquidation of the Company, the holder of Series A Preferred shall not have any priority or preferences with respect to any distribution of any assets of the Company and shall be entitled to receive equally with the holders of the Company’s common stock.

Common stock

Sale of Common Stock

During the six months ended June 30, 2021, the Company sold an aggregate of 404,974 shares of its common stock at $4.00 per common share for gross proceeds of $1,619,896 and net proceeds of $1,588,237 after escrow fees related to private placement sale.

During the six months ended June 30, 2020, the Company sold 155,301 shares of its common stock at $4.00 per common share for gross proceeds of $621,200 and net proceeds of $606,699 after escrow fees related to private placement sale. In connection with these sales of common stock, the Company issued 52,438 shares of common stock and there were 102,988 shares of commons stock to be issued as of June 30, 2020.

Common stock for services

In March 2021, the Company issued an aggregate of 105,000 shares of common stock for consulting and professional services rendered. The Company valued these common shares at the fair value of $420,000 or $4.00 per common share based on sales of common stock in the recent private placement. The Company recorded stock-based consulting of $420,000 which is included in professional and consulting expenses in the accompanying unaudited condensed statements of operations for the six months ended June 30, 2021.

In February 2021, the Company entered into a one-year Advisory Board Agreement with an individual who will act as an advisor to the Company’s Board. In accordance with this agreement the Company issued 100,000 shares of its common stock as consideration for the services provided. The Company valued these common shares at a fair value of $400,000 or $4.00 per common share based on sales of common stock in the recent private placement. The Company recorded stock-based consulting of $150,000 which was included in professional and consulting expenses in the accompanying unaudited condensed statements of operations for the six months ended June 30, 2021 and the remaining balance of $250,000 as of June 30, 2021 has been deferred and included as a contra-equity account within additional paid in capital and will be amortized into expense over the remaining term of the agreement.

On June 11, 2020, the Company entered into a one-year Advisory Board Agreement with an individual who will act as a member to the Company’s Advisory Board. In accordance with this agreement the Company issued 5,000 shares of its common stock as consideration for the services provided. The Company valued these common shares at the fair value of $20,000 or $4.00 per common share based on sales of common stock in the recent private placement.

As of June 30, 2021 and December 2020, there were a total of 1,389 and 52,782 shares of common stock to be issued, respectively.

DATCHAT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021 and 2020
(Unaudited)

Common stock issued upon cashless exercise of warrants

In March 2020, the Company issued 111,111 shares of its common stock in connection with the cashless exercise of 125,000 warrants. The exercise price was based on contractual terms of the related debt.

Common Stock Warrants

A summary of the Company’s outstanding stock warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2020	62,500	$0.40	1.59
Balance at June 30, 2021	62,500	0.40	1.09
Warrants exercisable at June 30, 2021	62,500	$0.40	1.09

NOTE 6 – COMMITMENTS AND CONTINGENCIES

In January 2019, the Company renewed and extended the term of its lease facility for another three-year period from January 2019 to December 2021 starting from a monthly base rent of $2,567 plus a pro rata share of operating expenses beginning January 2019 (see Note 2). The base rent is subject to annual increases beginning the 2nd and 3rd lease year as defined in the lease agreement. During the six months ended June 30, 2021 and 2020 rent expense was $31,580 and $17,807, respectively, and was included in general and administrative expenses on the accompanying unaudited condensed statements of operations.

On February 1, 2021, the Company entered into an Engagement Agreement (the “Agreement”) with a consulting company which will act as an exclusive lead underwriter, financial advisor, placement agent and investment banker of the Company, whereby the consultant will assist the Company to an initial public offering of the Company’s equity, debt or equity derivative instruments (“Offering”). The engagement period shall end on the earlier of i) 12 months from the date of the agreement or ii) the final closing if any of the Offering.

The consultant will prepare an Underwriting Agreement (the “Underwriting Agreement”) covering the sale of up to $10 million of equity, equity derivatives, and equity linked instruments of the Company. The Company shall pay compensation of 8% of the total gross proceeds of the Offering and warrants equal to 8% of the aggregate number of shares of common stock sold in the Offering. The warrants will be exercisable during the four- and half--year period commencing 6 months from the effective date of the Offering at a price equal to 110% of the public offering price per share of common stock. In addition, the Company shall pay 10% broker dealer cash fee of the amount of capital raised from private equity placements and 6% broker dealer cash fee of the amount capital raised from debt placements. On August 17, 2021, the Company completed its initial public offering, in which the Company issued 3,325,301 shares of its common stock and Series A warrants (the “Series A Warrants”) to purchase up to 3,325,301 shares of its common stock for gross proceeds of approximately $13,800,000. As such, the Company paid the consulting company 8% of the total gross proceeds of the Offering and warrants equal to 8% of the aggregate number of shares of common stock sold in the Offering (see Note 7).

Effective February 12, 2021, the Company entered into a Branding and Marketing Services Agreement with a consultant to provide branding and digital marketing strategy for the Company. The term of the agreement is for a one-year period. Either party may terminate the agreement by giving a 30-day written notice. The Company shall pay a flat fee of $18,500 for the initial marketing services and $7,500 per month for the six-month branding and marketing management services.

DATCHAT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021 and 2020
(Unaudited)

NOTE 7 – SUBSEQUENT EVENTS

Reverse Stock Split

On July 28, 2021, the Company filed a certificate of change to the Company’s amended and restated certificate of incorporation, with the Secretary of State of the State of Nevada, to effectuate a one-for-two (1:2) reverse stock split of the Company’s common stock. Proportional adjustments for the Reverse Stock Split were made to the Company’s outstanding stock options, warrants and equity incentive plans. All share and per-share data and amounts have been retroactively adjusted as of the earliest period presented in the unaudited condensed consolidated financial statements to reflect the Reverse Stock Split.

2021 Omnibus Equity Incentive Plan

On July 26, 2021, the Company adopted the 2021 Omnibus Equity Incentive Plan, and authorized the reservation of 2,000,000 shares of common stock for future issuances under the plan.

Stock Option Grants

On August 13, 2021, the Company granted an aggregate of 285,700 options to purchase the Company’s common stock to an officer, directors and consultants of the Company. The options each have a term of 5 years from the date of grant and are exercisable at an exercise price of $4.15 per share. The options vest six months from date of grant.

On August 24, 2021, the Company granted an aggregate of 530,000 options to purchase the Company’s common stock to officers and employees of the Company. The options have a term of 5 years from the date of grant and are exercisable at an exercise price of $6.10 per share. The options vest 25% every six months from date of grant for two years.

Initial Public Offering

On August 12, 2021, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with EF Hutton, division of Benchmark Investments, LLC, in connection with the initial public offering (the “Offering”) of 3,325,301 shares of the its common stock and Series A warrants (the “Series A Warrants”) to purchase up to 3,325,301 shares of the its common stock for gross proceeds of approximately $13,800,000, before deducting underwriting discounts, commissions, and other offering expenses, including legal expenses related to the Offering of approximately $1,693,000 which are offset against the proceeds in additional paid in capital resulting in net proceeds to the Company of approximately $12.1 million. The Offering closed on August 17, 2021, and the underwriter subsequently exercised its over-allotment option, which closed on August 23, 2021.

The Series A Warrants are exercisable for a period of five years from the date of issuance at an exercise price of $4.98 per share, subject to adjustment as provided therein. The Series A Warrants contain a provision for cashless exercise.

In addition, pursuant to the terms of the Offering, the Company agreed to issue warrants to EF Hutton (the “Representative’s Warrants”) to purchase up to an aggregate of 231,325 shares of common stock, or 8% of the shares of common stock sold in the offering. The Representative’s Warrants are exercisable for a period of five years at any time on or after the six-month anniversary of the date of the offering at an exercise price of $4.98 per share, subject to adjustment. The Representative’s Warrants contain a provision for cashless exercise.

Exercise of Series A Warrants

Between August 27, 2021 and September 14, 2021, the Company received aggregate gross proceeds of $2,664,300 from the exercise of 535,000 Series A Warrants, resulting in an aggregate issuance of 535,000 shares of common stock.

DATCHAT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021 and 2020
(Unaudited)

Employment Agreement

On August 27, 2021, the Company entered into an agreement (the “Employment Agreement”) with Darin Myman effective as of August 15, 2021 pursuant to which Mr. Myman’s (i) base salary will increase to $450,000 per year, and (ii) Mr. Myman shall be entitled to receive an annual bonus in an amount up to $350,000, which annual bonus may be increased by the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”), in its sole discretion, upon the achievement of additional criteria established by the Compensation Committee from time to time (the “Annual Bonus”). In addition, pursuant to the Employment Agreement, upon termination of Mr. Myman’s employment for death or Total Disability (as defined in the Employment Agreement), in addition to any accrued but unpaid compensation and vacation pay through the date of his termination and any other benefits accrued to him under any Benefit Plans (as defined in the Employment Agreement) outstanding at such time and the reimbursement of documented, unreimbursed expenses incurred prior to such termination date (collectively, the “Payments”), Mr. Myman shall be entitled to the following severance benefits: (i) 24 months of his then base salary; (ii) if Mr. Myman elects continuation coverage for group health coverage pursuant to COBRA Rights (as defined in the Employment Agreement), then for a period of 24 months following Mr. Myman’s termination he will be obligated to pay only the portion of the full COBRA Rights cost of the coverage equal to an active employee’s share of premiums (if any) for coverage for the respective plan year; and (iii) payment on a pro-rated basis of any Annual Bonus or other payments earned in connection with any bonus plan to which Mr. Myman was a participant as of the date of his termination (together with the Payments, the “Severance”). Furthermore, pursuant to the Employment Agreement, upon Mr. Myman’s termination (i) at his option (A) upon 90 days prior written notice to the Company or (B) for Good Reason (as defined in the Employment Agreement), (ii) termination by the Company without Cause (as defined in the Employment Agreement) or (iii) termination of Mr. Myman’s employment within 40 days of the consummation of a Change in Control Transaction (as defined in the Employment Agreement), Mr. Myman shall receive the Severance; provided, however, Mr. Myman shall be entitled to a pro-rated Annual Bonus of at least $200,000. In addition, any equity grants issued to Mr. Myman shall immediately vest upon termination of Mr. Myman’s employment by him for Good Reason or by the Company at its option upon 90 days prior written notice to Mr. Myman, without Cause.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and plan of operations together with “Summary Financial Data” and our financial statements and the related notes appearing elsewhere in this prospectus. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this prospectus. All amounts in this report are in U.S. dollars, unless otherwise noted.

Overview

We are a communication software company. We believe that one’s right to privacy should not end the moment they click “send.” Our flagship product, DatChat Messenger & Private Social Network (the “Application”), is a mobile application that gives users the ability to communicate with privacy and protection.

The Application allows users to exercise control over their messages, even after they are sent. Through the Application, users can delete messages that they have sent, on their own device and the recipient’s device as well. There is no set time limit within which they must exercise this choice. A user can elect at any time to delete a message that they previously sent to a recipient’s device.

The Application also enables users to hide secret and encrypted messages behind a cover, which messages can only be unlocked by the recipient and which are automatically destroyed after a fixed number of views or fixed amount of time. Users can decide how long their messages last on the recipient’s device. The Application also includes a screen shot protection system, which makes it virtually impossible for the recipient to screenshot a message or picture before it gets destroyed. In addition, users can delete entire conversations at any time, making it like the conversation never even happened.

The Application integrates with iMessage, making private messages potentially available to hundreds of millions of users.

Recent Events

On July 28, 2021, the Company filed a certificate of change to the Company’s amended and restated certificate of incorporation, with the Secretary of State of the State of Nevada to effectuate a one-for-two (1:2) reverse stock split of the Company’s common stock. Proportional adjustments for the Reverse Stock Split were made to the Company’s outstanding stock options, warrants and equity incentive plans. All share and per-share data and amounts have been retroactively adjusted as of the earliest period presented in the unaudited condensed consolidated financial statements to reflect the Reverse Stock Split.

On August 17, 2021, the Company completed its initial public offering (“IPO”), in which we issued 3,325,301 shares of our common stock and Series A warrants (the “Series A Warrants”) to purchase up to 3,325,301 shares of our common stock for gross proceeds of approximately $13,800,000.

Basis of Presentation

The financial statements contained herein have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S. GAAP”) and the requirements of the Securities and Exchange Commission.

Critical Accounting Policies and Significant Judgments and Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Actual results may differ from these estimates if conditions differ from our assumptions. While our significant accounting policies are more fully described in Note 1 in the “Notes to Financial Statements”, we believe the following accounting policies are critical to the process of making significant judgments and estimates in preparation of our financial statements.

Use of estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates include the valuation of deferred tax assets, and the value of stock-based compensation expenses.

Revenue recognition

The Company will recognize revenue in accordance with ASC Topic 606 Revenue from Contracts with Customers, which requires revenue to be recognized in a manner that depicts the transfer of goods or services to customers in amounts that reflect the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company will further analyze its revenue recognition policy when it enters into revenue producing customer contracts.

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718, “Compensation — Stock Compensation” (“ASC 718”), which requires recognition in the financial statements of the cost of employee, non-employee and director services received in exchange for an award of equity instruments over the period the employee, non-employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). ASC 718 also requires measurement of the cost of employee, non-employee, and director services received in exchange for an award based on the grant-date fair value of the award.

Leases

The Company follows ASC Topic 842, Leases (Topic 842) and applying the package of practical expedients, which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 month or less. Operating lease right of use assets (“ROU”) assets represents the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company use an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in general and administrative expenses in the statements of operations.

Capital Expenditures

We do not have any contractual obligations for ongoing capital expenditures at this time. We do, however, purchase equipment and software necessary to conduct our operations on an as needed basis.

Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of our business, we are not exposed to market risk of the sort that may arise from changes in interest rates or foreign currency exchange rates, or that may otherwise arise from transactions in derivatives.

Recently Issued Accounting Pronouncements

Refer to the notes to the audited financial statements.

Results of Operations

Revenue

We did not generate any revenues during the three and six months ended June 30, 2021 and 2020 and we do not anticipate that we will generate revenue for the foreseeable future. Once we achieve a critical mass of users, we will offer new features and will charge fees in order to generate revenues from these added features.

Cost of goods sold

We remain in developmental stage and, in conjunction with not having any operational revenue, we have incurred no Cost of Goods and Services Sold.

Compensation and related expenses

Compensation and related expenses for the three months ended June 30, 2021 and 2020 were $222,380 and $102,202, respectively, an increase of $120,178 or 118%, and for the six months ended June 30, 2021 and 2020 were $501,515 and $181,803, respectively, an increase of $319,712 or 176%, and relates to salaries, health insurance and other benefits of our three officers, one full time and one part time employee. The increase in compensation is primarily related to increase salaries to our three officers.

Marketing and advertising expenses

Marketing and advertising expenses for the three months ended June 30, 2021 and 2020 were $103,479 and $23,980, respectively, an increase of 79,499 or 332%, and for the six months ended June 30, 2021 and 2020 were $152,429 and $82,825, respectively, an increase of $69,604 or 84%, primarily due to increase in promotions, branding and digital marketing strategy and social media ads.

Professional and consulting expenses

During the three months ended June 30, 2021 and 2020, we reported professional and consulting fees of $232,292 and $51,190, respectively, an increase of $181,102 or 354%. During the six months ended June 30, 2021 and 2020, we reported professional and consulting fees of $836,328 and $83,595, respectively, an increase of $752,733 or 900%, which are principally comprised of the following items:

●	We incurred $178,050 and $29,072 of consulting fees for general advisory consulting, investor relation, technology services, and other incidental services for the three months ended June 30, 2021 and 2020, respectively. During the three months ended June 30, 2021 and 2020, $100,000 and $1,667, respectively, of these services were paid in the form of common stock valued on the date of grant at its estimated fair value using recent sales of common stock.

●	We incurred $743,000 and $49,933 of consulting fees for general advisory consulting, investor relation, technology services, and other incidental services for the six months ended June 30, 2021 and 2020, respectively. During the six months ended June 30, 2021 and 2020, $570,000 and $1,667, respectively, of these services were paid in the form of common stock valued on the date of grant at its estimated fair value using recent sales of common stock.

●	The remaining amounts attributed to professional and consulting fees incurred during the three months ended June 30, 2021 and 2020 were primarily are attributed to legal and accounting fees which amounted to $44,253 and $21,700, respectively. The remaining amounts attributed to professional and consulting fees incurred during the six months ended June 30, 2021 and 2020 were primarily are attributed to legal and accounting fees which amounted to $79,123 and $31,584, respectively. Various other types of professional fees were incurred none of which are individually significant.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2021 and 2020 were $87,776 and $20,991, an increase of $66,785 or 318%. General and administrative expenses for the six months ended June 30, 2021 and 2020 were $152,463 and $43,927, an increase of $108,536 or 247%. General and administrative expenses primarily consisted of the following expense categories: insurance, travel, utilities, office related expenses and rent expense. Such increase was primarily attributable to increase in insurance, travel, and office expenses.

Other Expense

During the three months ended June 30, 2021 and 2020, we reported other income (expense) of $148 and ($7,165), respectively. During the three months ended June 30, 2021, other income primarily consisted of interest income of $163, offset by interest expense of $15. During the six months ended June 30, 2021 and 2020, we reported other income (expense) of $185 and ($21,340), respectively. During the six months ended June 30, 2021, other income primarily consisted of interest income of $297, offset by interest expense of $112.

For the three and six months ended June 30, 2020, other expense included other income of $7,000 of economic disaster grant funds, offset by interest expense related to our debts. The decrease in interest expense is primarily attributable due to repayments of debt during the three and six months ended June 30, 2021 and in fiscal 2020.

Net Loss

For the foregoing reasons, our net loss for the three months ended June 30, 2021 and 2020 was $645,779 and $205,528, respectively, and for the six months ended June 30, 2021 and 2020, was $1,642,550 and $413,490, respectively.

Liquidity, Capital Resources and Plan of Operations

As of June 30, 2021, we had cash totaling approximately $1,102,346.

Going Concern Consideration

We were incorporated on December 4, 2014 and have not generated revenues to date. For the six months ended June 30, 2021, we had a net loss of $1,642,550 and will require additional capital in order to operate in the normal course of business and implement its business plan. In addition, we used cash in operations of $1,169,894 for the six months ended June 30, 2021. We have an accumulated deficit of $18,404,062 at June 30, 2021 and have not generated revenues since inception. These circumstances cause substantial doubt about our ability to continue as a going concern. Subsequent to June 30, 2021, the Company has received gross proceeds of approximately $13.8 million from the sale of its securities in connection with an initial public offering and gross proceeds of approximately $2.7 million from the exercise of the Company’s Series A warrants. These events served to mitigate the conditions that historically raised substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in operating activities totaled approximately $1,169,894 and $446,231 for the six months ended June 30, 2021 and 2020, respectively. Net loss for the six months ended June 30, 2021 and 2020 totaled approximately $1,642,550 and $413,490, respectively. For the six months ended June 30, 2021, stock-based compensation was $570,000, amortization expense of $13,677, and operating changes were a net decrease of $111,021 primarily due to increase in prepaid expenses of $153,750 and accounts payable and accrued expenses of $56,406. During the six months ended June 30, 2020 stock based compensation expense was $1,667 and amortization expense of $11,000. Total accounts payable and accrued expenses increased by $15,592, advance deposits increased by $50,000 and operating lease liabilities decreased by $11,440 during the six months ended June 30, 2020.

Net cash provided by financing activities totaled approximately $1,581,817 and $612,103 for the six months ended June 30, 2021 and 2020, respectively. During the six months ended June 30, 2021, financing activities was primarily attributable to net proceeds of approximately $1,588,237 from the sale of common stock and $133,301 of advances from a related party, offset by $132,221 repayment of related party advances and $7,500 repayment of related-party notes. During the six months ended June 30, 2020, financing activities was primarily attributable to net proceeds of $606,699 from the sale of common stock and $99,167 of advances from a related party and proceeds from notes payable of $6,042, offset by $98,805 repayment of related party advances and $1,000 repayment of related-party notes.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

(a)	Disclosure Controls and Procedures

We are required to maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and 15d-15(e), promulgated by the SEC pursuant to the Exchange Act. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2021, our disclosure controls and procedures were not effective because of a material weakness in our internal controls over financial reporting. The ineffectiveness of our disclosure controls and procedures were not effective because of the material weaknesses set forth below.

The ineffectiveness of our disclosure controls and procedures was due to the following material weaknesses:

●	We lack segregation of duties within accounting functions duties as a result of our limited financial resources to support hiring of personnel.

●	The lack of multiples levels of management review on complex business, accounting and financial reporting issues.

●	We have not implemented adequate system and manual controls.

While we used the services of third-party accountant who is a certified public accountant to provide accounting and financial reporting services to us, we lack both an adequate number of personnel with requisite expertise in the key functional areas of finance and accounting and an adequate number of personnel to properly implement control procedures. In addition, while we have independent directors, we do not have an audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. These factors represent material weaknesses in our internal controls over financial reporting. Although we believe the possibility of errors in our financial statements is remote and expect to continue to use a third-party third party accountant to address shortfalls in staffing and to assist us with accounting and financial reporting responsibilities in an effort to mitigate the lack of segregation of duties, until such time as we expand our staff with qualified personnel, we expect to continue to report material weaknesses in our internal control over financial reporting.

(b)	Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting the quarter ended June 30, 2021 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be subject to litigation and claims arising in the ordinary course of business. We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition.

Item 1A. Risk Factors.

We have a limited operating history and have not yet generated any revenues.

Our limited operating history makes evaluating the business and future prospects difficult, and may increase the risk of your investment. We were incorporated in 2014, and since then there have been a limited amount of downloads of the Application. To date, we have no revenues. Since inception through June 30, 2021, we have recorded accumulated losses totaling $18,404,062. We intend, in the long term, to derive revenues from advertisement sales, technology licensing, and other forms of revenue. The Application is available for download on certain mobile platforms and we are developing compatibility on with other platforms. We also continue to develop and refine functions of the Application.

We have not developed a strong customer base, and we have not generated sustainable revenue since inception. We cannot assure you that we ever will. We will incur significant losses in launching products and we may not realize sufficient subscriptions or profits in order to sustain our business.

We have not yet developed a strong customer base and we have not generated sustainable revenue since inception. We are subject to the substantial risk of failure facing businesses seeking to develop and commercialize new products and technologies. Maintaining and improving our platform will require significant capital. We will also incur substantial accounting, legal and other overhead costs as a public company. If our offerings to customers are unsuccessful, result in insufficient revenue or result in us not being able to sustain revenue, we will be forced to reduce expenses, which may result in an inability to gain new customers.

Going concern.

We are in the early stages of developing our customer base and have not completed our efforts to establish a stabilized source of revenue sufficient to cover our costs over an extended period of time. For the years ended December 31, 2020 and 2019, we had net losses of $979,470 and $6,557,336, respectively, and cash used in operations of $1,095,577 and $1,038,472. As of June 30, 2021, we had accumulated losses of $18,404,062. Subsequent to June 30, 2021, the Company has received gross proceeds of approximately $13.8 million from the sale of its securities in connection with an initial public offering and gross proceeds of approximately $2.7 million from the exercise of the Company’s Series A warrants. These events served to mitigate the conditions that historically raised substantial doubt about the Company’s ability to continue as a going concern.

We may fail to develop new products, or may incur unexpected expenses or delays.

Although the Application is currently available for download, we may need to develop various new technologies, products and product features to remain competitive. Due to the risks inherent in developing new products and technologies — limited financing, loss of key personnel, and other factors — we may fail to develop these technologies and products, or may experience lengthy and costly delays in doing so. Although we are able to license some of our technologies in their current stage of development, we cannot assure that we will be able to develop new products or enhancements to our existing products in order to remain competitive.

We are dependent on the services of certain key management personnel, employees, and advisors. If we are unable to retain or motivate such individuals or hire qualified personnel, we may not be able to grow effectively.

We depend on the services of a number of key management personnel, employees, and advisors and our future performance will largely depend on the talents and efforts of such individuals. We do not currently maintain “key person” life insurance on any of our employees. The loss of one or more of such key individuals, or failure to find a suitable successor, could hamper our efforts to successfully operate our business and achieve our business objectives. Our future success will also depend on our ability to identify, hire, develop, motivate and retain highly skilled personnel. Competition in our industry for qualified employees is intense, and our compensation arrangements may not always be successful in attracting new employees and/or retaining and motivating our existing employees. Future acquisitions by us may also cause uncertainty among our current employees and employees of the acquired entity, which could lead to the departure of key individuals. Such departures could have an adverse impact on the anticipated benefits of an acquisition.

We may face intense competition and expect competition to increase in the future, which could prohibit us from developing a customer base and generating revenue.

We are focused on the mobile application industry, specifically the mobile messaging market, which is already saturated with established companies. Many of these companies, including Apple Inc., Alphabet Inc., Facebook, Inc., and Snap Inc., already have an established market in our industry. Most of these companies have significantly greater financial and other resources than us and have been developing their products and services longer than we have been developing ours.

The Application is based on new and unproven technologies and is subject to the risks of failure inherent in the development of new products and services.

Because the Application is based on certain new technologies, it is subject to risks of failure that are particular to new technologies, including the possibility that:

●	the Application may not gain market acceptance;

●	proprietary rights of third parties may preclude us from marketing a new product or service;

●	the Application may not receive the exposure required to obtain new users; or

●	third parties may market superior products or services.

If we are unable to maintain a good relationship with the markets where the Application is distributed, our business will suffer.

The Apple App Store is the primary distribution, marketing, promotion and payment platform for the Application. Any deterioration in our relationship with Apple or any application market place we utilize in the future would harm our business and adversely affect the value of our common stock.

We are subject to Apple’s standard terms and conditions for application developers, which govern the promotion, distribution and operation of mobile applications on its platform. Our business would be harmed if:

●	Apple discontinues or limits access to its platform by us and other application developers;

●	Apple modifies its terms of service or other policies, including fees charged to, or other restrictions on, us or other application developers, or Apple changes how the personal information of its users is made available to application developers on their respective platforms or shared by users;

●	Apple establishes more favorable relationships with one or more of our competitors;

●	Apple limits our access to its application marketplace because our application provides mobile messaging services similar to Apple; or

●	Apple makes changes in its operating system or development platform that are incompatible with our technology.

We expect to benefit from Apple’s strong brand recognition and large user base. If Apple loses its market position or otherwise falls out of favor with mobile users, we would need to identify alternative channels for marketing, promoting and distributing our application, which would consume substantial resources and may not be effective. In addition, Apple has broad discretion to change their terms of service and other policies with respect to us and other developers, and those changes may be unfavorable to us. Any such changes in the future could significantly alter our users experience or how interact within our application, which may harm our business.

In the event that Apple’s standard terms and conditions become prohibitively costly or unduly burdensome, we plan to host our own servers in a co-location facility and create a web-based, desktop version of the Application that does not require users to install the Application from the App store.

The mobile application industry is subject to rapid technological change and, to compete, we must continually enhance the Application.

We must continue to enhance and improve the performance, functionality and reliability of the Application. The mobile application industry is characterized by rapid technological change, changes in user requirements and preferences, frequent new product and services introductions embodying new technologies and the emergence of new industry standards and practices that could render our product and services obsolete. We have discovered that some of our customers’ desire additional performance and functionality that the Application, and the underlying technology, does not currently support. Our success will depend, in part, on our ability to both internally develop leading technologies to enhance the Application, develop new mobile applications and services that address the increasingly sophisticated and varied needs of our customers, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The development of our technology and other proprietary technology involves significant technical and business risks. We may fail to use new technologies effectively or to adapt our proprietary technology and systems to customer requirements or emerging industry standards. If we are unable to adapt to changing market conditions, customer requirements or emerging industry standards, we may not be able to create revenue and expand our business.

Defects in the Application and the technology powering it may adversely affect our business.

Tools, code, subroutines and processes contained within the Application may contain defects not yet discovered or contained in updates and new versions. Our introduction of new mobile applications or updates and new versions with defects or quality problems may result in adverse publicity, reduced downloads and use, product redevelopment costs, loss of or delay in market acceptance of our products or claims by customers or others against us. Such problems or claims may have a material and adverse effect on our business, prospects, financial condition and results of operations.

If we fail to retain current users or add new users, or if our users engage less with the Application, our business would be seriously harmed.

Adding, maintaining, and engaging daily monthly users will be essential to attaining our growth targets and sustaining operations. If current and potential users do not perceive our products to be effective and useful, we may not be able to attract new users, retain existing users, or maintain or increase the frequency and duration of their engagement. In addition, our products typically require high bandwidth data capabilities, high-end mobile device penetration and high bandwidth capacity cellular networks with large coverage areas. We therefore do not expect to experience rapid user growth or engagement in countries with low smartphone penetration even if such countries have well-established and high bandwidth capacity cellular networks. We may also not experience rapid user growth or engagement in regions where, even though smartphone penetration is high, due to the lack of sufficient cellular based data networks, consumers rely heavily on Wi-Fi and may not access our products regularly.

There are many factors that could negatively affect user retention, growth, and engagement, including if:

●	users increasingly engage with competing products instead of ours;

●	our competitors may mimic our products and therefore harm our user engagement and growth;

●	we fail to introduce new and exciting products and services or those we introduce are poorly received;

●	our products fail to operate effectively on the iOS and Android mobile operating systems;

●	we are unable to continue to develop products that work with a variety of mobile operating systems, networks, and smartphones;

●	we are unable to combat hostile or inappropriate usage on our products;

●	there are changes in user sentiment about the quality or usefulness of the Application;

●	there are concerns about the privacy implications, safety, or security of our products;

●	there are changes in our products that are mandated by legislation, regulatory authorities, or litigation, including settlements or consent decrees that adversely affect the user experience;

●	technical or other problems frustrate the user experience, particularly if those problems prevent us from delivering our products in a fast and reliable manner;

●	we fail to provide adequate service to users;

●	we are the subject of adverse media reports or other negative publicity; and

●	we do not maintain our brand image or our reputation is damaged.

Any decrease to user retention, growth, or engagement could render our products less attractive to users, advertisers, or partners, and would seriously harm our business.

There is a risk that the public will not perceive the privacy protections that we offer to be necessary or useful and therefore would not be interested in our services.

No matter how effective our products might be in affording users control over their privacy, the general public may not perceive our products to be necessary or useful. In general, although people are more aware than in the past of the amount of personal data that is tracked on a daily basis with the advent of social media and targeted advertising, mere awareness does not necessarily translate into a desire to take affirmative action with respect to one’s privacy. For us, this could mean that the average person might not feel the need to have the ability to delete messages that they have sent. While we believe that the general public will recognize the value of our products and feel empowered to take control of their privacy, it is possible that a great number of people have come to believe that their personal information cannot be protected and that any attempt to do so would be ineffective. As such, regardless of how effective our products might be, there is a risk that the general public might deem our products to be unnecessary and will not be drawn to download and use the Application.

Users may not want to change the way that they send messages and therefore would not be interested in our products.

Our success is dependent in part on users altering their behavior and changing the way that they send text messages. Although the Application is fully integrated with iMessage, the Application requires the user to send the message through a separate text bar, which is located below the ordinary iMessage bar. Even if users have downloaded the Application, it is possible that users will bypass this option when they go to send a text message. In addition, our user experience may not be received positively, as some users might find it inconvenient to have two text bars appearing on the screen at the same time when they go to send a text message. The iMessage integration figure does not currently allow a user to remove the iMessage bar so that only the Application’s bar appears and it is doubtful that Apple would ever allow such a feature. Moreover, because both text bars are displayed on the screen at the same time, users may inadvertently send a private message through iMessage that they intended to send through the Application, thereby defeating the data protection and privacy benefits that the Application offers. If users do not adapt to seeing and typing messages with two texts bars displayed, our user retention may suffer.

The characteristics of the Application, including but not limited to privacy and encryption, may be exploited to facilitate illegal activity; if any of our users do so or are alleged to have done so, it could adversely affect us and generate negative perception of our products in the marketplace.

For all of the same reasons that our products are attractive to the general public, the privacy, data protection and encryption features could appeal to persons and groups engaged in illegal activities due to the ability of the Application to delete messages from a recipient’s phone. In this context, the Application may be used to facilitate both illegal activity and the destruction of evidence, which could potentially draw scrutiny from regulators. In addition, the Application could develop a stigma that it is associated with illegal activity and deter certain people from communicating through the Application.

Negative publicity could adversely affect our reputation, our business, and our operating results.

Negative publicity about our company, including about the quality and reliability of our products, content shared by users through the Application, changes to our products, policies and services, our privacy and security practices, litigation, regulatory activity, the actions of users on the Application, or user experience with our products, even if inaccurate, could adversely affect our reputation and the confidence in and the use of our product. Such negative publicity could also have an adverse effect on the size, engagement, and loyalty of our user base and, in turn, adversely affect our business, results of operations and financial condition.

We expect to derive substantially all of our revenue from a single product.

We expect to derive substantially all of our revenue from the Application. As such, the continued growth in market demand for and market acceptance of the Application is critical to our continued success. Demand for the Application is affected by a number of factors, many of which are beyond our control, such as continued market acceptance; the timing of development and release of competing new products; consumer preferences; the development and acceptance of new features, integrations, and capabilities; price or product changes by us or our competitors; technological changes and developments within the markets we serve; growth, contraction, and rapid evolution of our market; and general economic conditions and trends. If we are unable to continue to meet demands of our users or trends in preferences or to achieve more widespread market acceptance of the Application, our business, results of operations, and financial condition could be harmed. Changes in preferences of users may have a disproportionately greater impact on us than if we offered multiple products. In addition, competitors may develop or acquire their own tools or software and people may continue to rely on traditional tools and software, such as text message and email, which would reduce or eliminate the demand for the Application. If demand declines for any of these or other reasons, our business could be adversely affected.

The Application depends on effectively operating with mobile operating systems, hardware, networks, regulations, and standards that we do not control. Changes in our products or to those operating systems, hardware, networks, regulations, or standards may seriously harm our user growth, retention, and engagement.

Because the Application is used primarily on mobile devices, the Application must remain interoperable with popular mobile operating systems, Android and iOS. The owners of such operating systems, Google and Apple, respectively, each provide consumers with products that compete with ours. We have no control over these operating systems or hardware, and any changes to these systems or hardware that degrade our products’ functionality, or give preferential treatment to competitive products, could seriously harm DatChat usage on mobile devices. Our competitors that control the operating systems and related hardware the Application runs on could make interoperability of our products with those mobile operating systems more difficult or display their competitive offerings more prominently than ours. When introducing new products, it takes time to optimize such products to function with these operating systems and hardware, impacting the popularity of such products, and we expect this trend to continue. Moreover, our products require high-bandwidth data capabilities. If the costs of data usage increase, our user growth, retention, and engagement may be seriously harmed.

We may not successfully cultivate relationships with key industry participants or develop products that operate effectively with these technologies, systems, networks, regulations, or standards. If it becomes more difficult for our users to access and use the Application on their mobile devices, if our users choose not to access or use the Application on their mobile devices, or if our users choose to use mobile products that do not offer access to the Application, our user growth, retention, and engagement could be seriously harmed.

Moreover, the adoption of any laws or regulations that adversely affect the popularity or growth in use of the internet or mobile applications, including laws or regulations that undermine open and neutrally administered internet access, could decrease user demand for the Application and increase our cost of doing business. For example, in December 2017, the Federal Communications Commission adopted an order reversing net neutrality protections in the United States, including the repeal of specific rules against blocking, throttling or “paid prioritization” of content or services by internet service providers. To the extent internet service providers engage in such blocking, throttling or “paid prioritization” of content or similar actions as a result of this order and the adoption of similar laws or regulations, our business, financial condition and results of operations could be materially adversely affected.

Risks Related to Information Technology Systems, Intellectual Property and Privacy Laws

We rely on a single third-party provider, Amazon Web Services (“AWS”), for computing infrastructure, secure network connectivity, and other technology-related services needed to deliver our products. Any disruption in the services provided by such third-party provider could adversely affect our business.

Our products are hosted from, and use computing infrastructure, secure network connectivity, and other technology-related services provided by AWS. We do not control the operations of this third-party provider or own the equipment used to provide such services. Because we cannot easily switch our AWS-serviced operations to another cloud provider, any disruption of or interference with our use of AWS, for example, due to natural disasters, cyber-attacks, terrorist attacks, power losses, telecommunications failures, or similar events, would impact our operations and may adversely affect our business, financial condition, operating results and cash flows. In addition, AWS has no obligation to renew its agreement with us on commercially reasonable terms or at all. If we are unable to renew our agreement on commercially reasonable terms or develop our blockchain capabilities, we may be required to transition to a new provider, and we may incur significant costs and possible service interruption in connection with doing so.

In addition, Amazon may take actions beyond our control that could seriously harm our business, including:

●	discontinuing or limiting our access to its cloud platform

●	increasing pricing terms;

●	terminating or seeking to terminate our contractual relationship altogether;

●	establishing more favorable relationships or pricing terms with one or more of our competitors; and

●	modifying or interpreting its terms of service or other policies in a manner that impacts our ability to run our business and operations.

Amazon has broad discretion to change and interpret its terms of service and other policies with respect to us, and those actions may be unfavorable to us. They may also alter how we are able to process data on their cloud platform. If Amazon makes changes or interpretations that are unfavorable to us, our business could be seriously harmed.

Major network failures could have an adverse effect on our business.

Our technology infrastructure is critical to the performance of the Application and customer satisfaction. The Application runs on a complex distributed system, or what is commonly known as cloud computing. Some elements of this system are operated by third-parties that we do not control and which would require significant time to replace. We expect this dependence on third parties to continue. Major equipment failures, natural disasters, including severe weather, terrorist acts, acts of war, cyber-attacks or other breaches of network or information technology security that affect third-party networks, communications switches, routers, microwave links, cell sites or other third-party equipment on which we rely, could cause major network failures and/or unusually high network traffic demands that could have a material adverse effect on our operations or our ability to provide service to our customers. These events could disrupt our operations, require significant resources to resolve, result in a loss of customers or impair our ability to attract new customers, which in turn could have a material adverse effect on our business, prospects, results of operations and financial condition. If we experience significant service interruptions, which could require significant resources to resolve, it could result in a loss of customers or impair our ability to attract new customers, which in turn could have a material adverse effect on our business, prospects, results of operations and financial condition. In addition, with the growth of wireless data services, enterprise data interfaces and Internet-based or Internet Protocol enabled applications, wireless networks and devices are exposed to a greater degree to third-party data or applications over which we have less direct control. As a result, the network infrastructure and information systems on which we rely, as well as our customers’ wireless devices, may be subject to a wider array of potential security risks, including viruses and other types of computer-based attacks, which could cause lapses in our service or adversely affect the ability of our customers to access our service. Such lapses could have a material adverse effect on our business, prospects, results of operations and financial condition.

If third parties claim that we infringe their intellectual property, it may result in costly litigation.

We cannot assure you that third parties will not claim our current or future products or services infringe their intellectual property rights. Any such claims, with or without merit, could cause costly litigation that could consume significant management time. As the number of product and services offerings in the mobile application market increases and functionalities increasingly overlap, companies such as ours may become increasingly subject to infringement claims. Such claims also might require us to enter into royalty or license agreements. If required, we may not be able to obtain such royalty or license agreements, or obtain them on terms acceptable to us.

We may not be able to adequately protect our proprietary technology, and our competitors may be able to offer similar products and services which would harm our competitive position.

Our success, in part, depends upon our proprietary technology. We have various forms of intellectual property including patent, copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to establish and protect our proprietary rights. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization, or develop similar technology independently. We also pursue the registration of our domain names, trademarks, and service marks in the United States. We have also filed patent applications. However, we cannot provide any assurance that patent applications that we file will ultimately result in an issued patent or, if issued, that they will provide sufficient protections for our technology against competitors. We cannot assure you that the protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our products and services or design around any intellectual property rights we hold.

We could be harmed by improper disclosure or loss of sensitive or confidential data.

In connection with the operation of our business, we plan to process and transmit data. Unauthorized disclosure or loss of sensitive or confidential data may occur through a variety of methods. These include, but are not limited to, systems failure, employee negligence, fraud or misappropriation, or unauthorized access to or through our information systems, whether by our employees or third parties, including a cyberattack by computer programmers, hackers, members of organized crime and/or state-sponsored organizations, who may develop and deploy viruses, worms or other malicious software programs.

Such disclosure, loss or breach could harm our reputation and subject us to government sanctions and liability under laws and regulations that protect sensitive or personal data and confidential information, resulting in increased costs or loss of revenues. It is possible that security controls over sensitive or confidential data and other practices we and our third-party vendors follow may not prevent the improper access to, disclosure of, or loss of such information. The potential risk of security breaches and cyberattacks may increase as we introduce new services and offerings, such as mobile technology. Further, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions in which we provide services. Any failure or perceived failure to successfully manage the collection, use, disclosure, or security of personal information or other privacy related matters, or any failure to comply with changing regulatory requirements in this area, could result in legal liability or impairment to our reputation in the marketplace.

Unauthorized breaches or failures in cybersecurity measures adopted by us and/or included in our products and services could have a material adverse effect on our business.

Information security risks have generally increased in recent years, in part because of the proliferation of new technologies and the use of the Internet, and the increased sophistication and activity of organized crime, hackers, terrorists, activists, cybercriminals and other external parties, some of which may be linked to terrorist organizations or hostile foreign governments. Cybersecurity attacks are becoming more sophisticated and include malicious attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data, substantially damaging our reputation. Our security systems are designed to maintain the security of our users’ confidential information, as well as our own proprietary information. Accidental or willful security breaches or other unauthorized access by third parties or our employees, our information systems or the systems of our third-party providers, or the existence of computer viruses or malware in our or their data or software could expose us to risks of information loss and misappropriation of proprietary and confidential information, including information relating to our products or customers and the personal information of our employees.

In addition, we could become subject to unauthorized network intrusions and malware on our own IT networks. Any theft or misuse of confidential, personal or proprietary information as a result of such activities or failure to prevent security breaches could result in, among other things, unfavorable publicity, damage to our reputation, loss of our trade secrets and other competitive information, difficulty in marketing our products, allegations by our customers that we have not performed our contractual obligations, litigation by affected parties and possible financial obligations for liabilities and damages related to the theft or misuse of such information, as well as fines and other sanctions resulting from any related breaches of data privacy regulations, any of which could have a material adverse effect on our reputation, business, profitability and financial condition. Furthermore, the techniques used to obtain unauthorized access or to sabotage systems change frequently and are often not recognized until launched against a target, and we may be unable to anticipate these techniques or to implement adequate preventative measures.

We may be subject to stringent and changing laws, regulations, standards, and contractual obligations related to privacy, data protection, and data security. Our actual or perceived failure to comply with such obligations could adversely affect our business.

We receive, collect, store, and process certain personally identifiable information about individuals and other data relating to users of the Application. We have legal and contractual obligations regarding the protection of confidentiality and appropriate use of certain data, including personally identifiable and other potentially sensitive information about individuals. We may be subject to numerous federal, state, local, and international laws, directives, and regulations regarding privacy, data protection, and data security and the collection, storing, sharing, use, processing, transfer, disclosure, disposal and protection of information about individuals and other data, the scope of which are changing, subject to differing interpretations, and may be inconsistent among jurisdictions or conflict with other legal and regulatory requirements. We strive to comply with our applicable data privacy and security policies, regulations, contractual obligations, and other legal obligations relating to privacy, data protection, and data security. However, the regulatory framework for privacy, data protection and data security worldwide is, and is likely to remain for the foreseeable future, uncertain and complex, and it is possible that these or other actual or alleged obligations may be interpreted and applied in a manner that we do not anticipate or that is inconsistent from one jurisdiction to another and may conflict with other legal obligations or our practices. Further, any significant change to applicable laws, regulations or industry practices regarding the collection, use, retention, security, processing, transfer or disclosure of data, or their interpretation, or any changes regarding the manner in which the consent of users or other data subjects for the collection, use, retention, security, processing, transfer or disclosure of such data must be obtained, could increase our costs and require us to modify our services and features, possibly in a material manner, which we may be unable to complete, and may limit our ability to receive, collect, store, process, transfer, and otherwise use user data or develop new services and features.

If we are found in violation of any applicable laws or regulations relating to privacy, data protection, or security, our business may be materially and adversely affected and we would likely have to change our business practices and potentially the services and features, integrations or other capabilities of the Application. In addition, these laws and regulations could impose significant costs on us and could constrain our ability to use and process data in a commercially desirable manner. In addition, if a breach of data security were to occur or be alleged to have occurred, if any violation of laws and regulations relating to privacy, data protection or data security were to be alleged, or if we were to discover any actual or alleged defect in our safeguards or practices relating to privacy, data protection, or data security, the Application may be perceived as less desirable and our business, financial condition, results of operations and growth prospects could be materially and adversely affected.

We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in various jurisdictions. For example, the California Consumer Privacy Act (“CCPA”), which came into force in 2020, provides new data privacy rights for California consumers and new operational requirements for covered companies. Specifically, the CCPA mandates that covered companies provide new disclosures to California consumers and afford such consumers new data privacy rights that include, among other things, the right to request a copy from a covered company of the personal information collected about them, the right to request deletion of such personal information, and the right to request to opt-out of certain sales of such personal information. The California Attorney General can enforce the CCPA, including seeking an injunction and civil penalties for violations. The CCPA also provides a private right of action for certain data breaches that is expected to increase data breach litigation. Additionally, a new privacy law, the California Privacy Rights Act (“CPRA”), was approved by California voters in the November 3, 2020 election. The CPRA generally takes effect on January 1, 2023 and significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Some observers have noted the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could also increase our potential liability and adversely affect our business. For example, the CCPA has encouraged “copycat” or other similar laws to be considered and proposed in other states across the country, such as in Virginia, New Hampshire, Illinois and Nebraska. This legislation may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment in resources to compliance programs, could impact strategies and availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.

Various U.S. federal privacy laws are potentially relevant to our business, including the Federal Trade Commission Act, Controlling the Assault of Non-Solicited Pornography and Marketing Act, the Family Educational Rights and Privacy Act, the Children’s Online Privacy Protection Act, and the Telephone Consumer Protection Act. Any actual or perceived failure to comply with these laws could result in a costly investigation or litigation resulting in potentially significant liability, injunctions and other consequences, loss of trust by our users, and a material and adverse impact on our reputation and business.

In addition, the data protection landscape in the EU is continually evolving, resulting in possible significant operational costs for internal compliance and risks to our business. The EU adopted the General Data Protection Regulation (“GDPR”), which became effective in May 2018, and contains numerous requirements and changes from previously existing EU laws, including more robust obligations on data processors and heavier documentation requirements for data protection compliance programs by companies.

Among other requirements, the GDPR regulates the transfer of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States. Recent legal developments in Europe have created complexity and uncertainty regarding such transfers. For instance, on July 16, 2020, the Court of Justice of the European Union (the “CJEU”) invalidated the EU-U.S. Privacy Shield Framework (the “Privacy Shield”) under which personal data could be transferred from the European Economic Area to U.S. entities who had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism and potential alternative to the Privacy Shield), it made clear that reliance on such clauses alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, including, in particular, applicable surveillance laws and rights of individuals, and additional measures and/or contractual provisions may need to be put in place; however, the nature of these additional measures is currently uncertain. The CJEU also states that if a competent supervisory authority believes that the standard contractual clauses cannot be complied with in the destination country and that the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer.

Additionally, the GDPR greatly increased the European Commission’s jurisdictional reach of its laws and added a broad array of requirements for handling personal data. EU member states are tasked under the GDPR to enact, and have enacted, certain implementing legislation that adds to and/or further interprets the GDPR requirements and potentially extends our obligations and potential liability for failing to meet such obligations. The GDPR, together with national legislation, regulations and guidelines of the EU member states a governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, use, retain, protect, disclose, transfer and otherwise process personal data. In particular, the GDPR includes obligations and restrictions concerning the consent and rights of individuals to whom the personal data relates, security breach notifications and the security and confidentiality of personal data.

Failure to comply with the GDPR could result in penalties for noncompliance (including possible fines of up to the greater of €20 million and 4% of our global annual turnover for the preceding financial year for the most serious violations, as well as the right to compensation for financial or non-financial damages claimed by individuals under Article 82 of the GDPR).

In addition to the GDPR, the European Commission has another draft regulation in the approval process that focuses on a person’s right to conduct a private life. The proposed legislation, known as the Regulation of Privacy and Electronic Communications (“ePrivacy Regulation”), would replace the current ePrivacy Directive. While the text of the ePrivacy Regulation is still under development, a recent European court decision and regulators’ recent guidance are driving increased attention to cookies and tracking technologies. If regulators start to enforce the strict approach in recent guidance, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities. Regulation of cookies and similar technologies may lead to broader restrictions on our marketing and personalization activities and may negatively impact our efforts to understand users.

Further, in March 2017, the United Kingdom formally notified the European Council of its intention to leave the EU pursuant to Article 50 of the Treaty on European Union (“Brexit”). The United Kingdom ceased to be an EU Member State on January 31, 2020, but enacted a Data Protection Act substantially implementing the GDPR (“U.K. GDPR”), effective in May 2018, which was further amended to align more substantially with the GDPR following Brexit. It is unclear how U.K. data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the United Kingdom will be regulated. Some countries also are considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services. Beginning in 2021 when the transitional period following Brexit expired, we are required to comply with both the GDPR and the U.K. GDPR, with each regime having the ability to fine up to the greater of €20 million (in the case of the GDPR) or £17 million (in the case of the U.K. GDPR) and 4% of total annual revenue. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, including, for example, how data transfers between EU member states and the United Kingdom will be treated and the role of the United Kingdom’s Information Commissioner’s Office following the end of the transitional period. These changes could lead to additional costs and increase our overall risk exposure.

Any failure or perceived failure by us to comply with our posted privacy policies, our privacy-related obligations to users, or any other legal obligations or regulatory requirements relating to privacy, data protection, or data security, may result in governmental investigations or enforcement actions, litigation, claims, or public statements against us by consumer advocacy groups, or others and could result in significant liability, cause our users to lose trust in us, and otherwise materially and adversely affect our reputation and business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, other obligations, and policies that are applicable to the businesses of our users may limit the adoption and use of, and reduce the overall demand for, the Application. Further, public scrutiny of, or complaints about, technology companies or their data handling or data protection practices, even if unrelated to our business, industry or operations, may lead to increased scrutiny of technology companies, including us, and may cause government agencies to enact additional regulatory requirements, or to modify their enforcement or investigation activities, which may increase our costs and risks. Any of the foregoing could materially and adversely affect our business, financial condition and results of operations.

Online applications are subject to various laws and regulations relating to children’s privacy and protection, which if violated, could subject us to an increased risk of litigation and regulatory actions.

A variety of laws and regulations have been adopted in recent years aimed at protecting children using the internet such as the COPPA and Article 8 of the GDPR. We implement certain precautions to ensure that we do not knowingly collect personal information from children under the age of 13 through the Application. Despite our efforts, no assurances can be given that such measures will be sufficient to completely avoid allegations of COPPA violations, any of which could expose us to significant liability, penalties, reputational harm and loss of revenue, among other things. Additionally, new regulations are being considered in various jurisdictions to require the monitoring of user content or the verification of users’ identities and age. Such new regulations, or changes to existing regulations, could increase the cost of our operations.

Risks Related to Our Common Stock and Series A Warrants

The price of our common stock and our Series A Warrants may fluctuate substantially.

You should consider an investment in our common stock and Series A Warrants to be risky, and you should invest in our common stock and Series A Warrants only if you can withstand a significant loss and wide fluctuations in the market value of your investment. Some factors that may cause the market price of our common stock to fluctuate, in addition to the other risks mentioned in this “Risk Factors” section and elsewhere in this prospectus, are:

●	sale of our common stock by our shareholders, executives, and directors;

●	volatility and limitations in trading volumes of our shares of common stock;

●	our ability to obtain financing;

●	the timing and success of introductions of new products by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors;

●	our ability to attract new customers;

●	changes in our capital structure or dividend policy, future issuances of securities, sales of large blocks of common stock by our shareholders;

●	our cash position;

●	announcements and events surrounding financing efforts, including debt and equity securities;

●	our inability to enter into new markets or develop new products;

●	reputational issues;

●	announcements of acquisitions, partnerships, collaborations, joint ventures, new products, capital commitments, or other events by us or our competitors;

●	changes in general economic, political and market conditions in or any of the regions in which we conduct our business;

●	changes in industry conditions or perceptions;

●	analyst research reports, recommendation and changes in recommendations, price targets, and withdrawals of coverage;

●	departures and additions of key personnel;

●	disputes and litigations related to intellectual properties, proprietary rights, and contractual obligations;

●	changes in applicable laws, rules, regulations, or accounting practices and other dynamics; and

●	other events or factors, many of which may be out of our control.

In addition, if the market for stocks in our industry or industries related to our industry, or the stock market in general, experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition and results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.

We may acquire other companies or technologies, which could divert our management’s attention, result in dilution to our stockholders and otherwise disrupt our operations and adversely affect our operating results.

We may in the future seek to acquire or invest in businesses, applications and services or technologies that we believe could complement or expand our services, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

In addition, we do not have any experience in acquiring other businesses. If we acquire additional businesses, we may not be able to integrate the acquired personnel, operations and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

●	inability to integrate or benefit from acquired technologies or services in a profitable manner;

●	unanticipated costs or liabilities associated with the acquisition;

●	difficulty integrating the accounting systems, operations and personnel of the acquired business;

●	difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;

●	difficulty converting the customers of the acquired business onto our platform and contract terms, including disparities in the revenue, licensing, support or professional services model of the acquired company;

●	diversion of management’s attention from other business concerns;

●	adverse effects to our existing business relationships with business partners and customers as a result of the acquisition;

●	the potential loss of key employees;

●	use of resources that are needed in other parts of our business; and

●	use of substantial portions of our available cash to consummate the acquisition.

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations.

Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. In addition, if an acquired business fails to meet our expectations, our operating results, business and financial position may suffer.

If research analysts do not publish research about our business or if they issue unfavorable commentary or downgrade our common stock or Series A Warrants, our securities’ price and trading volume could decline.

The trading market for our securities may depend in part on the research and reports that research analysts publish about us and our business. If we do not maintain adequate research coverage, or if any of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, the price of our common stock and Series A Warrants could decline. If one or more of our research analysts ceases to cover our business or fails to publish reports on us regularly, demand for our securities could decrease, which could cause the price of our common stock and Series A Warrants or trading volume to decline.

We may issue additional equity securities, or engage in other transactions that could dilute our book value or relative rights of our common stock, which may adversely affect the market price of our common stock and Series A Warrants.

Our board of directors may determine from time to time that it needs to raise additional capital by issuing additional shares of our common stock or other securities. Except as otherwise described in this prospectus, we will not be restricted from issuing additional common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, shares of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future offerings, or the prices at which such offerings may be affected. Additional equity offerings may dilute the holdings of existing shareholders or reduce the market price of our common stock and Series A Warrants, or all of them. Holders of our securities are not entitled to pre-emptive rights or other protections against dilution. New investors also may have rights, preferences and privileges that are senior to, and that adversely affect, then-current holders of our securities. Additionally, if we raise additional capital by making offerings of debt or preference shares, upon our liquidation, holders of our debt securities and preference shares, and lenders with respect to other borrowings, may receive distributions of its available assets before the holders of our common stock.

Market and economic conditions may negatively impact our business, financial condition and share price.

Concerns over inflation, energy costs, geopolitical issues, the U.S. mortgage market and a declining real estate market, unstable global credit markets and financial conditions, and volatile oil prices have led to periods of significant economic instability, diminished liquidity and credit availability, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth going forward, increased unemployment rates, and increased credit defaults in recent years. Our general business strategy may be adversely affected by any such economic downturns, volatile business environments and continued unstable or unpredictable economic and market conditions. If these conditions continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance, and share price and could require us to delay or abandon development or commercialization plans.

The ability of a stockholder to recover all or any portion of such stockholder’s investment in the event of a dissolution or termination may be limited.

In the event of a dissolution or termination of the Company, the proceeds realized from the liquidation of the assets of the Company or such subsidiaries will be distributed among the stockholders, but only after the satisfaction of the claims of third-party creditors of the Company. The ability of a stockholder to recover all or any portion of such stockholder’s investment under such circumstances will, accordingly, depend on the amount of net proceeds realized from such liquidation and the amount of claims to be satisfied therefrom. There can be no assurance that the Company will recognize gains on such liquidation, nor is there any assurance that Common Stock holders will receive a distribution in such a case.

We do not intend to pay cash dividends on our shares of common stock so any returns will be limited to the value of our shares.

We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to shareholders will therefore be limited to the increase, if any, of our share price.

We are an “emerging growth company” and are able to avail ourselves of reduced disclosure requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we have elected to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, pursuant to Section 107 of the JOBS Act, as an “emerging growth company” we have elected to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates.

We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of this offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

We may be at risk of securities class action litigation.

We may be at risk of securities class action litigation. In the past, small-cap issuers have experienced significant stock price volatility, particularly when associated with regulatory requirements by governmental authorities, which our industry now increasingly faces. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business and results in a decline in the market price of our common stock.

Financial reporting obligations of being a public company in the United States are expensive and time-consuming, and our management will be required to devote substantial time to compliance matters.

As a publicly traded company, we will incur significant additional legal, accounting and other expenses that we did not incur as a privately company. The obligations of being a public company in the United States require significant expenditures and will place significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the Exchange Act and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the listing requirements of the stock exchange on which our securities are listed. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance practices, among many other complex rules that are often difficult to implement, monitor and maintain compliance with. Moreover, despite recent reforms made possible by the JOBS Act, the reporting requirements, rules, and regulations will make some activities more time-consuming and costly, particularly after we are no longer an “emerging growth company.” In addition, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to litigation or being delisted, among other potential problems.

If we fail to comply with the rules under Sarbanes-Oxley related to accounting controls and procedures in the future, or, if we discover material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult.

Section 404 of Sarbanes-Oxley requires annual management assessments of the effectiveness of our internal control over financial reporting. If we fail to comply with the rules under Sarbanes-Oxley related to disclosure controls and procedures in the future, or, if we discover material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult. If material weaknesses or significant deficiencies are discovered or if we otherwise fail to achieve and maintain the adequacy of our internal control, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of Sarbanes-Oxley. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly.

Comprehensive tax reform bills could adversely affect our business and financial condition.

The U.S. government recently enacted comprehensive federal income tax legislation that includes significant changes to the taxation of business entities. These changes include, among others, a permanent reduction to the corporate income tax rate. Notwithstanding the reduction in the corporate income tax rate, the overall impact of this tax reform is uncertain, and our business and financial condition could be adversely affected. This prospectus does not discuss any such tax legislation or the manner in which it might affect purchasers of our common stock. We urge our shareholders to consult with their legal and tax advisors with respect to any such legislation and the potential tax consequences of investing in our common stock.

We could issue “blank check” preferred stock without stockholder approval with the effect of diluting interests of then-current stockholders and impairing their voting rights, and provisions in our charter documents and under Nevada law could discourage a takeover that stockholders may consider favorable.

Our Amended and Restated Articles of Incorporation provides for the authorization to issue up to 20,000,000 shares of “blank check” preferred stock with designations, rights and preferences as may be determined from time to time by our board of directors. Our board of directors is empowered, without stockholder approval, to issue one or more series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of, our common stockholders. The issuance of a series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control. For example, it would be possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of our company. In addition, advanced notice is required prior to stockholder proposals, which might further delay a change of control.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Our directors, executive officers and each of our stockholders who owned greater than 5% of our outstanding Common Stock beneficially, as of August 9, 2021, own approximately 52.38% of our common stock outstanding. Accordingly, these stockholders have and will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, a merger, the consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with our other investors’ interests. For example, these stockholders could delay or prevent a change in control of us, even if such a change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their Common Stock as part of a sale of the Company or our assets. The significant concentration of stock ownership may negatively impact the value of our Common Stock due to potential investors’ perception that conflicts of interest may exist or arise.

Our Articles of Incorporation, as amended, our Amended and Restated Bylaws, and Nevada law may have anti-takeover effects that could discourage, delay or prevent a change in control, which may cause our stock price to decline.

Anti-takeover provisions may limit the ability of another party to acquire us, which could cause our stock price to decline. Our articles of incorporation, as amended, bylaws and Nevada law contain provisions that could discourage, delay or prevent a third party from acquiring us, even if doing so may be beneficial to our stockholders. In addition, these provisions could limit the price investors would be willing to pay in the future for shares of our common stock.

If our shares become subject to the penny stock rules, it would become more difficult to trade our shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not obtain or retain a listing on the Nasdaq Capital Market or if the price of our common stock falls below $5.00, our common stock will be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements would likely have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority, Inc. (“FINRA”), has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative, low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. The FINRA requirements may make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity in our common stock. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder’s ability to resell shares, as well as overall liquidity, of our common stock.

We may be considered a smaller reporting company and will be exempt from certain disclosure requirements, which could make our common stock less attractive to potential investors.

Rule 12b-2 of the Exchange Act, defines a “smaller reporting company” as an issuer that is not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent that is not a smaller reporting company and that:

●	had a public float of less than $250 million as of the last business day of its most recently completed second fiscal quarter, computed by multiplying the aggregate worldwide number of shares of its voting and non-voting common equity held by non-affiliates by the price at which the common equity was last sold, or the average of the bid and asked prices of common equity, in the principal market for the common equity; or

●	in the case of an initial registration statement under the Securities Act of 1933, as amended (“Securities Act”), or the Exchange Act for shares of its common equity, had a public float of less than $250 million as of a date within 30 days of the date of the filing of the registration statement, computed by multiplying the aggregate worldwide number of such shares held by non-affiliates before the registration plus, in the case of a Securities Act registration statement, the number of such shares included in the registration statement by the estimated public offering price of the shares; or

●	in the case of an issuer whose public float was zero, had annual revenues of less than $100 million during the most recently completed fiscal year for which audited financial statements are available.

As a smaller reporting company, we would not be required and may not include a Compensation Discussion and Analysis section in our proxy statements; we would provide only two years of financial statements; and we would not need to provide the table of selected financial data. We also would have other “scaled” disclosure requirements that are less comprehensive than issuers that are not smaller reporting companies which could make our common stock less attractive to potential investors, and also could make it more difficult for our stockholders to sell their shares.

Our Amended and Restated Articles of Incorporation provide that the Eighth Judicial District Court of Clark County, Nevada will be the sole and exclusive forum for certain disputes which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with the Company or its directors, officers, employees or agents.

Our Amended and Restated Articles of Incorporation provide that unless the Company consents in writing to the selection of an alternative forum, the Eighth Judicial District Court of Clark County, Nevada shall be the sole and exclusive forum for state law claims with respect to: (i) any derivative action or proceeding brought in the name or right of the Company or on its behalf, (ii) any action asserting a claim for breach of any fiduciary duty owed by any director, officer, employee or agent of the Company to the Company or the Company’s stockholders, (iii) any action arising or asserting a claim arising pursuant to any provision of Nevada Revised Statutes Chapters 78 or 92A or any provision of the Company’s Amended and Restated Articles of Incorporation or Amended and Restated Bylaws or (iv) any action asserting a claim governed by the internal affairs doctrine, including, without limitation, any action to interpret, apply, enforce or determine the validity of the Company’s Amended and Restated Articles of Incorporation or Amended and Restated Bylaws. This exclusive forum provision would not apply to suits brought to enforce any liability or duty created by the Securities Act or the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. To the extent that any such claims may be based upon federal law claims, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.

Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. However, our Amended and Restated Articles of Incorporation contain a federal forum provision which provides that unless the Company consents in writing to the selection of an alternative forum, the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Any person or entity purchasing or otherwise acquiring any interest in shares of capital stock of the Corporation are deemed to have notice of and consented to this provision. As this provision applies to Securities Act claims, there may be uncertainty whether a court would enforce such a provision.

These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or its directors, officers or other employees, which may discourage such lawsuits against the Company and its directors, officers and other employees. Alternatively, if a court were to find our choice of forum provisions contained in either our Amended and Restated Articles of Incorporation or Amended and Restated Bylaws to be inapplicable or unenforceable in an action, the Company may incur additional costs associated with resolving such action in other jurisdictions, which could harm its business, results of operations, and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Between April 1, 2021 and June 11, 2021, the Company sold 525 shares of its common stock at $4.00 per common share for gross proceeds of $2,100 related to the private placement sale.

Unless otherwise indicated, the foregoing securities were offered and issued in reliance on the exemption from registration requirements under the Securities Act afforded by Section 4(a)(2) thereof and/or Rule 506 of Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On August 17, 2021, the Company completed its initial public offering (“IPO”), in which we issued 3,325,301 shares of the its common stock and Series A warrants (the “Series A Warrants”) to purchase up to 3,325,301 shares of its common stock for gross proceeds of approximately $13,800,000. All of the shares of securities issued and sold in our in the IPO were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-257688), which was declared effective by the SEC on August 12, 2021.

We received net proceeds of approximately $12.0 million, after deducting underwriting discounts and commissions and offering expenses borne by us. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy. EF Hutton, division of Benchmark Investments, LLC acted as lead book-running manager of the offering and as representative of the underwriters for the offering.

There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus related to the offering, dated August 12, 2021, as filed with the SEC.

Item 6. Exhibits.

Exhibit No.	Description of Exhibits
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, is formatted in Inline XBRL.

*	Filed herewith.
+	Indicates a management contract or any compensatory plan, contract or arrangement.
#	Portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATCHAT, INC.

Dated: September 24, 2021	By:	/s/ Darin Myman
	Name:	Darin Myman
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: September 24, 2021	By:	/s/ Vadim Mats
	Name:	Vadim Mats
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)