Form 10-Q
period 2021-09-30
DatChat, Inc.
filed 2021-11-12
CIK 1648960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

The number of shares of the issuer’s common stock, $0.0001 par value per share, outstanding at November 10, 2021 was 19,597,419.

DATCHAT, INC.

FORM 10-Q

SEPTEMBER 30, 2021

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DATCHAT, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2021	2020

ASSETS

CURRENT ASSETS:
Cash	$25,815,647	$690,423
Prepaid expenses and other current assets	225,911	25,260

Total Current Assets	26,041,558	715,683

OTHER ASSETS:
Operating lease right-of-use asset, net	7,645	28,632

Total Assets	$26,049,203	$744,315

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$265,537	$119,622
Note payable, current portion	6,042	4,045
Note payable - related party	-	7,500
Operating lease liability	7,645	28,632
Due to related party	532	194

Total Current Liabilities	279,756	159,993

Long-term liabilities:
Note payable, less current	-	1,997
Total long-term liabilities:	-	1,997

Total Liabilities	279,756	161,990

Commitments and Contingencies - (Note 6)

STOCKHOLDERS' EQUITY:
Preferred stock ($0.0001 par value; 20,000,000 shares authorized) Series A Preferred stock ($0.0001 Par Value; 1 Share Authorized; none issued and outstanding at September 30, 2021 and December 31, 2020)	-	-
Common stock ($0.0001 par value; 180,000,000 shares authorized; 19,568,833 and 12,727,820 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively)	1,957	1,273
Common stock to be issued 1,389 and 52,782 shares, at September 30, 2021 and December 31, 2020, respectively)	-	5
Additional paid-in capital	46,256,474	17,342,559
Subscription receivable	(234,543)	-
Accumulated deficit	(20,254,441)	(16,761,512)

Total Stockholders' Equity	25,769,447	582,325

Total Liabilities and Stockholders' Equity	$26,049,203	$744,315

See accompanying notes to unaudited condensed financial statements.

DATCHAT, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

NET REVENUES	$-	$-	$-	$-

OPERATING EXPENSES:
Compensation and related expenses	640,827	149,067	1,142,342	330,870
Marketing and advertising expenses	286,869	63,966	439,298	146,791
Professional and consulting expenses	605,635	78,727	1,441,963	162,322
General and administrative expenses	318,007	24,007	470,470	67,934

Total operating expenses	1,851,338	315,767	3,494,073	707,917

OTHER INCOME (EXPENSE)
Interest expense	(15)	(14,107)	(127)	(42,455)
Other income	-	-	-	7,000
Interest income	974	30	1,271	38

Total other income (expense), net	959	(14,077)	1,144	(35,417)

NET LOSS	$(1,850,379)	$(329,844)	$(3,492,929)	$(743,334)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.12)	$(0.02)	$(0.25)	$(0.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	15,334,115	13,488,970	13,897,405	13,355,877

See accompanying notes to unaudited condensed financial statements.

DATCHAT, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

For the Three and Nine Months Ended September 30, 2021 and 2020

(Unaudited)

					Common Stock		Additional			Total
	Preferred Stock		Common Stock		to be issued		Paid-in	Subscription	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity

Balance, December 31, 2020	-	$-	12,727,820	$1,273	52,782	$5	$17,342,559	$-	$(16,761,512)	$582,325

Sale of common stock, net of offering costs	-	-	403,024	40	1,675	-	1,592,932	-	-	1,592,972

Common stock issued for common stock issuable		-	51,018	5	(51,143)	(5)	-	-	-	-

Common stock issued for services	-	-	205,000	21	-	-	469,979	-	-	470,000

Net loss for the period	-	-	-	-	-	-	-	-	(996,771)	(996,771)

Balance, March 31, 2021	-	-	13,386,862	1,339	3,314	-	19,405,470	-	(17,758,283)	1,648,526

Sale of common stock, net of offering costs	-	-	525	-	-	-	(3,735)	-	-	(3,735)

Common stock issued for common stock issuable	-	-	1,675	-	(1,675)	-	-	-	-	-

Common stock to be issued cancelled	-	-	-	-	(250)	-	(1,000)	-	-	(1,000)

Accretion of stock-based compensation	-	-	-	-	-	-	100,000	-	-	100,000

Fractional shares due to reverse split	-	-	21	-	-	-	-	-	-	-

Net loss for the period	-	-	-	-	-	-	-	-	(645,779)	(645,779)

Balance, June 30, 2021	-	-	13,389,083	1,339	1,389	-	19,500,735	-	(18,404,062)	1,098,012

Sale of common stock, net of offering costs	-	-	3,325,551	333	-	-	12,082,504	-	-	12,082,837

Common stock issued for exercise of Series A warrants	-	-	2,854,199	285	-	-	14,213,628	(234,543)	-	13,979,370

Stock based compensation in connection with stock option grants	-	-	-	-	-	-	359,607	-	-	359,607

Accretion of stock-based compensation	-	-	-	-	-	-	100,000	-	-	100,000

Net loss for the period	-	-	-	-	-	-	-	-	(1,850,379)	(1,850,379)

Balance, September 30, 2021	-	$-	19,568,833	$1,957	1,389	$-	$46,256,474	$(234,543)	$(20,254,441)	$25,769,447

					Common Stock		Additional			Total
	Preferred Stock		Common Stock		to be issued		Paid-in	Subscription	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity (Deficit)

Balance, December 31, 2019	-	-	13,175,356	$1,318	125	$-	$15,440,844	$-	$(15,782,042)	(339,880)

Sale of common stock, net of offering costs	-	-	52,313	5	18,163	2	281,792	-	-	281,799

Common stock issued for cashless exercise of stock warrants	-	-	111,111	11	-	-	(11)	-	-	-

Net loss for the period	-	-	-	-	-	-	-	-	(207,962)	(207,962)

Balance, March 31, 2020	-	-	13,338,780	1,334	18,288	2	15,722,625	-	(15,990,004)	(266,043)

Sale of common stock, net of offering costs	-	-	125	-	84,700	8	324,892	-	-	324,900

Common stock issued for services	-	-	5,000	-	-	-	20,000	-	-	20,000

Net loss for the period	-	-	-	-	-	-	-	-	(205,528)	(205,528)

Balance, June 30, 2020	-	-	13,343,905	1,334	102,988	10	16,067,517	-	(16,195,532)	(126,671)

Sale of common stock, net of offering costs	-	-	-	-	185,801	19	725,737	-	-	725,756

Net loss for the period	-	-	-	-	-	-	-	-	(329,844)	(329,844)

Balance, September 30, 2020	-	$-	13,343,905	$1,334	288,789	$29	$16,793,254	$-	$(16,525,376)	$269,241

See accompanying notes to unaudited condensed financial statements.

DATCHAT, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2021	September 30, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,492,929)	$(743,334)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of ROU asset	20,987	17,553
Stock-based compensation	1,029,607	6,667
Changes in operating assets and liabilities:
Prepaid expenses	(200,651)	6,000
Advance deposits	-	(50,000)
Accounts payable and accrued expenses	145,915	8,173
Operating lease liability	(20,987)	(17,553)

NET CASH USED IN OPERATING ACTIVITIES	(2,518,058)	(772,494)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from a related party	161,567	173,854
Payments on related party advances	(161,229)	(192,440)
Repayment of notes payable - related party	(7,500)	-
Proceeds from notes payable	-	6,042
Repayment of convertible notes payable	-	(6,000)
Proceeds from exercise of Series A warrants	13,979,370	-
Net proceeds from sale of common stock and common stock to be issued, net of offering costs	13,671,074	1,332,455

NET CASH PROVIDED BY FINANCING ACTIVITIES	27,643,282	1,313,911

NET INCREASE IN CASH	25,125,224	541,417

CASH - beginning of period	690,423	70,774

CASH - end of period	$25,815,647	$612,191

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$1,500
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for future services	$250,000	$13,333
Subscription receivable from exercise of Series A warrants	$234,543	$-

See accompanying notes to unaudited condensed financial statements.

DATCHAT, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021 and 2020

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

Basis of presentation and liquidity

Management acknowledges its responsibility for the preparation of the accompanying unaudited condensed financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its financial position and the results of its operations for the periods presented. The accompanying condensed unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S. GAAP”) for interim financial information and with the instructions of Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP has been condensed or omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements. These unaudited condensed financial statements should be read in conjunction with the summary of significant accounting policies and notes to the financial statements for the year ended December 31, 2020 of the Company which were included in the Company’s current report on Form 1-K as filed with the Securities and Exchange Commission on April 27, 2021.

As reflected in the accompanying unaudited condensed financial statements, the Company has incurred a net loss of $3,492,929 and used cash in operations of $2,518,058, for the nine months ended September 30, 2021.  Additionally, the Company has an accumulated deficit of $20,254,441 at September 30, 2021 and has not generated revenues since inception. During the nine months ended September 30, 2021, the Company has received gross proceeds of approximately $13.7 million from the sale of its securities in connection with an initial public offering and gross proceeds of approximately $14.0 million from the exercise of the Company’s Series A warrants (see Note 7). As of September 30, 2021, the Company had working capital of $25,761,802. These events served to mitigate the conditions that historically raised substantial doubt about the Company’s ability to continue as a going concern. The Company believes the proceeds raised during the nine months ended September 30, 2021 will provide sufficient cash flows to meet its obligations for a minimum of twelve months from the date of this filing.

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

DATCHAT, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021 and 2020

(Unaudited)

Cash and cash equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. There were no highly liquid debt instruments and other short-term investments as of September 30, 2021 and December 31, 2020. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation ("FDIC"). The Company’s account at this institution is insured by the FDIC up to $250,000. At September 30, 2021 and December 31, 2020, the Company had cash in excess of FDIC limits of approximately $25.5 million and $440,000, respectively. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

Advertising Costs

The Company applies ASC 720 “Other Expenses” to account for advertising related costs. Pursuant to ASC 720-35-25-1, the Company expenses the advertising costs as they are incurred. Advertising costs were $286,869 and $63,966 for the three months ended September 30, 2021 and 2020, respectively, and $439,298 and $146,791 for the nine months ended September 30, 2021 and 2020, respectively, and are included in marketing and advertising expenses on the statements of operations.

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

DATCHAT, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021 and 2020

(Unaudited)

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

	September 30,
	2021	2020
Common stock equivalents:
Common stock warrants	764,927	1,187,500
Common stock options	1,184,200	-
Convertible notes payable	-	750,000
Total	1,949,127	1,937,500

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on its financial statements.

DATCHAT, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021 and 2020

(Unaudited)

NOTE 2 – OPERATING LEASE RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

In January 2019, the Company renewed and extended the term of its lease facility for another three-year period from January 2019 to December 2021 starting with a monthly base rent of $2,567 plus a pro rata share of operating expenses beginning January 2019. The base rent was subject to annual increases beginning the 2nd and 3rd lease year as defined in the lease agreement. In addition to the monthly base rent, the Company is charged separately for common area maintenance which is considered a non-lease component. These non-lease component payments are expensed as incurred and are not included in operating lease assets or liabilities. On August 27, 2021, the Company entered into an amendment agreement with the same landlord to modify the lease to relocate and increase the square footage of the lease premises whereby the lease term shall commence on October 1, 2021 (see Note 6).

Right-of- use assets are summarized below:

	September 30, 2021	December 31, 2020
Office lease (36 months)	$72,609	$72,609
Less accumulated amortization	(64,964)	(43,977)
Right-of-use asset, net	$7,645	$28,632

Operating Lease liabilities are summarized below:

	September 30, 2021	December 31, 2020
Office lease	$72,609	$72,609
Reduction of lease liability	(64,964)	(43,977)
Total lease liability	7,645	28,632
Less: current portion	7,645	28,632
Long term portion of lease liability	$-	$-

Minimum lease payments under non-cancelable operating lease at September 30, 2021 are as follows:

Year ended December 31, 2021	$8,050
Total	$8,050
Less: present value discount	(405)
Total operating lease liability	$7,645

NOTE 3 – RELATED PARTY TRANSACTIONS

Due to Related Party

The Company’s officer, Mr. Darin Myman, from time to time, provides advances to the Company for working capital purposes. At September 30, 2021 and December 31, 2020, the Company had a payable to the officer of $532 and $194, respectively, which is presented as due to related party on the condensed balance sheets. These advances are short-term in nature and non-interest bearing. During the nine months ended September 30, 2021 and 2020, respectively, Mr. Myman provided advances to the Company for working capital purposes totaling of $161,567 and $173,854 and the Company repaid $161,229 and $192,440 of these advances, respectively.

Notes Payable – Related Party

On May 29, 2015, the Company entered into a promissory note agreement, providing for the issuance of a note in the principal amount of $30,000 to a principal stockholder of the Company. The note was due on July 29, 2015. The annual interest rate for the loan is 10%. The Company defaulted to repay the note when it was due. On February 25, 2016, the Company entered into an extension agreement with the lender to extend the maturity date of the note to December 31, 2016. In accordance with the extension agreement, the Company and the lender agree to increase the amount of the principal amount of the note by $5,000 as penalty for the Company’s failure to repay the note on July 29, 2015. In connection with the increase in principal amount of $5,000, the Company recorded non-cash interest expense of $5,000 on February 25, 2016. On October 25, 2017, the Company agreed to pay an additional $5,000 as penalty fee for the extension of maturity date to June 30, 2018. Between October 2018 and November 2018, the Company paid a total principal amount of $10,000. Between March 2019 and December 2019, the Company paid a total principal amount of $13,500. During the year ended December 31, 2020, the Company paid a total principal amount of $9,000. The Company fully paid the principal amount of $7,500 in February 2021. As of September 30, 2021 and December 31, 2020, the principal balance of this note was $0 and $7,500, respectively.

As of September 30, 2021 and December 31, 2020, accrued interest related to the note payable – related party above amounted to $16,364 and $16,282, respectively, and is included in accounts payable and accrued expenses on the accompanying unaudited condensed balance sheets.

DATCHAT, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021 and 2020

(Unaudited)

NOTE 4 – NOTES PAYABLE

Notes payable to unrelated parties is summarized below:

	As of September 30, 2021	As of December 31, 2020
	(Unaudited)
Principal amount	$6,042	$6,042
Less: current portion	(6,042)	(4,045)
Notes payable - long term portion	$-	$1,997

Minimum principal payments under notes payable to unrelated parties at September 30, 2021 are as follows:

Year ended December 31, 2021	$4,345
Year ended December 31, 2022	1,697
Total principal payments	$6,042

Paycheck Protection Program Funding

On May 4, 2020, the Company received federal funding in the amount of $6,042 through the Paycheck Protection Program (the “PPP”). PPP funds have certain restrictions on use of the funding proceeds, and generally must be repaid within two (2) years or May 2022 at 1% interest. The PPP loan may, under circumstances, be forgiven. There shall be no payment due by the Company during the six months period beginning on the date of the note (“Deferral Period”). Commencing one month after the expiration of the Deferral Period, the Company shall pay the lender monthly payments of principal and interest, each in equal amount required to fully repay by the maturity date. If a payment on this note is more than ten days late, the lender shall charge a late fee of up to 5% of the unpaid portion of the regularly scheduled payment. As of December 31, 2020, the principal balance of this note amounted to $6,042 and accrued interest of $40. During the nine months ended September 30, 2021, the Company recognized $45 of interest expense. As of September 30, 2021, the principal balance of this note amounted to $6,042 and accrued interest of $85, which is due in full in May 2022 if not forgiven.

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

DATCHAT, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021 and 2020

(Unaudited)

Common stock

Sale of Common Stock

During the nine months ended September 30, 2021, the Company sold an aggregate of 405,224 shares of its common stock at $4.00 per common share for gross proceeds of $1,620,896 and net proceeds of $1,589,237 after escrow fees related to private placement sale.

During the nine months ended September 30, 2020, the Company sold 341,102 shares of its common stock at $4.00 per common share for gross proceeds of $1,364,408 and net proceeds of $1,332,455 after escrow fees related to private placement sale. In connection with these sales of common stock, the Company issued 52,438 shares of common stock and there were 288,789 shares of commons stock to be issued as of September 30, 2020.

Initial Public Offering

On August 12, 2021, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with EF Hutton, division of Benchmark Investments, LLC, in connection with the initial public offering (the “Offering”) of 3,325,301 shares of the its common stock and Series A warrants (the “Series A Warrants”) to purchase up to 3,325,301 shares of the its common stock for gross proceeds of approximately $13,800,000, before deducting underwriting discounts, commissions, and other offering expenses, including legal expenses related to the Offering of approximately $1,718,000 which are offset against the proceeds in additional paid in capital resulting in net proceeds to the Company of approximately $12.1 million. The Offering closed on August 17, 2021, and the underwriter subsequently exercised its over-allotment option, which closed on August 23, 2021.

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

Common stock for services

In March 2021, the Company issued an aggregate of 105,000 shares of common stock for consulting and professional services rendered. The Company valued these common shares at the fair value of $420,000 or $4.00 per common share based on sales of common stock in the recent private placement. The Company recorded stock-based consulting of $420,000 which is included in professional and consulting expenses in the accompanying unaudited condensed statements of operations for the nine months ended September 30, 2021.

In February 2021, the Company entered into a one-year Advisory Board Agreement with an individual who will act as an advisor to the Company’s Board. In accordance with this agreement the Company issued 100,000 shares of its common stock as consideration for the services provided. The Company valued these common shares at a fair value of $400,000 or $4.00 per common share based on sales of common stock in the recent private placement. The Company recorded stock-based consulting of $250,000 which was included in professional and consulting expenses in the accompanying unaudited condensed statements of operations for the nine months ended September 30, 2021 and the remaining balance of $150,000 as of September 30, 2021 has been deferred and included as a contra-equity account within additional paid in capital and will be amortized into expense over the remaining term of the agreement.

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

DATCHAT, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021 and 2020

(Unaudited)

Common stock issued upon exercise of Series A Warrants

Between August 27, 2021 and September 30, 2021, the Company received aggregate gross proceeds of $13,979,370 and subscription receivable of $234,543 from the exercise of 2,854,199 Series A Warrants, resulting in an aggregate issuance of 2,854,199 shares of common stock. The Company collected the subscription receivable of $234,543 in October 2021.

Common stock issued upon cashless exercise of warrants

In March 2020, the Company issued 111,111 shares of its common stock in connection with the cashless exercise of 125,000 warrants. The exercise price was based on contractual terms of the related debt.

As of September 30, 2021 and 2020, there were a total of 1,389 and 288,789 shares of common stock to be issued, respectively.

Common Stock Warrants

A summary of the Company’s outstanding stock warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2020	62,500	$0.40	1.59
Granted	3,556,626	$4.98	5.00
Exercised	(2,854,199)	$4.98	4.90
Balance at September 30, 2021	764,927	$4.61	4.57
Warrants exercisable at September 30, 2021	533,602	$4.44	4.42

Common Stock Options

Common stock options for services

On August 13, 2021, the Company granted an aggregate of 285,700 options to purchase the Company’s common stock to an officer, directors and consultants of the Company. The options each have a term of 5 years from the date of grant and are exercisable at an exercise price of $4.15 per share. The options vest six months from date of grant.

On August 24, 2021, the Company granted an aggregate of 530,000 options to purchase the Company’s common stock to officers, employees and consultants of the Company. The options have a term of 5 years from the date of grant and are exercisable at an exercise price of $6.25 per share. The options vest 25% every six months from date of grant for two years.

On September 28, 2021, the Company granted an aggregate of 18,500 options to purchase the Company’s common stock to an employee and consultants of the Company. The options have a term of 5 years from the date of grant and are exercisable at an exercise price of $14.25 per share. The options vest 25% every six months from date of grant for two years.

On September 28, 2021, the Company granted an aggregate of 350,000 options to purchase the Company’s common stock to officers and directors of the Company. The options have a term of 5 years from the date of grant and are exercisable at an exercise price of $35 per share. The options vest 25% every six months from date of grant for two years.

The stock options were valued at the grant date using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate ranging from 0.44% to 0.55%, expected dividend yield of 0%, expected option term of 3 years using the simplified method and expected volatility ranging from 159% to 163% based on comparable and calculated volatility. The Company recognized a total stock- based expense of $359,607 of which $215,313 was recorded in compensation and related expenses and $144,294 was recorded in professional and consulting expenses as reflected in the condensed statements of operations during the nine months ended September 30, 2021. A balance of $7,257,591 remains to be expensed over future vesting periods related to unvested stock options issued for services to be expensed over a weighted average period of 1.52 years.

DATCHAT, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021 and 2020

(Unaudited)

The following is a summary of the Company’s stock option activity is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2020	—	$—	—
Granted	1,184,200	$14.37	5.00
Balance at September 30, 2021	1,184,200	$14.37	4.90

Options exercisable at end of period	—	$—
Options expected to vest	1,184,200	$14.37
Weighted average fair value of options granted during the period		$6.43

At September 30, 2021, the aggregate intrinsic value of options outstanding were $3,217,988.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Operating Lease Agreement

In January 2019, the Company renewed and extended the term of its lease facility for another three-year period from January 2019 to December 2021 starting from a monthly base rent of $2,567 plus a pro rata share of operating expenses beginning January 2019 (see Note 2). The base rent is subject to annual increases beginning the 2nd and 3rd lease year as defined in the lease agreement. During the nine months ended September 30, 2021 and 2020 rent expense related to this lease was $28,200 and $26,988, respectively, and was included in general and administrative expenses on the accompanying unaudited condensed statements of operations. On August 27, 2021, the Company entered into an amendment agreement with the same landlord to modify the facility lease to relocate and increase the square footage of the lease premises (see Notes 2). The term of the lease shall commence on October 1, 2021 to December 31, 2024 with a new monthly base rent of $7,156 plus a pro rata share of operating expenses beginning January 2022. The base rent will be subject to 3% annual increases beginning the 2nd and 3rd lease year as defined in the amended lease agreement.

Consulting Agreement

On February 1, 2021, the Company entered into an Engagement Agreement (the “Agreement”) with a consulting company who acted as an exclusive lead underwriter, financial advisor, placement agent and investment banker of the Company, whereby the consultant assisted the Company to an initial public offering of the Company’s equity, debt or equity derivative instruments (“Offering”). The engagement period shall end on the earlier of i) 12 months from the date of the agreement or ii) the final closing if any of the Offering.

The consultant prepared an Underwriting Agreement (the “Underwriting Agreement”) covering the sale of up to $10 million of equity, equity derivatives, and equity linked instruments of the Company. The Company shall pay compensation of 8% of the total gross proceeds of the Offering and warrants equal to 8% of the aggregate number of shares of common stock sold in the Offering. The warrants will be exercisable during the four- and half-year period commencing 6 months from the effective date of the Offering at a price equal to 110% of the public offering price per share of common stock. In addition, the Company shall pay 10% broker dealer cash fee of the amount of capital raised from private equity placements and 6% broker dealer cash fee of the amount capital raised from debt placements. On August 17, 2021, the Company completed its initial public offering, in which the Company issued 3,325,301 shares of its common stock and Series A warrants (the “Series A Warrants”) to purchase up to 3,325,301 shares of its common stock for gross proceeds of approximately $13,800,000. As such, the Company paid the consulting company 8% of the total gross proceeds of the Offering and warrants equal to 8% of the aggregate number of shares of common stock sold in the Offering (see Note 5).

Marketing Agreement

In September 2021, the Company executed a marketing agreement for various social media marketing and ad campaigns that will run through October 2021 to December 2021. The total marketing fees for this campaign will be approximately $1 million.

DATCHAT, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021 and 2020

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

NOTE 7 – SUBSEQUENT EVENTS

In October 2021, the Company received aggregate gross proceeds of $142,358 from the exercise of 28,586 Series A Warrants, resulting in an aggregate issuance of 28,586 shares of common stock. Additionally, the Company collected the subscription receivable of $234,543 in October 2021 (see Note 5).

In October 2021, the Company executed a marketing agreement for various social media marketing and ad campaigns that will run through October 2021 to February 2022. The total marketing fees for this campaign will be approximately $3 million.

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

On August 17, 2021, the Company completed its initial public offering (“IPO”), in which we issued 3,325,301 shares of our common stock and Series A warrants (the “Series A Warrants”) to purchase up to 3,325,301 shares of our common stock for gross proceeds of approximately $13,800,000 before deducting underwriting discounts, commissions, and other offering expenses, including legal expenses related to the Offering of approximately $1,718,000 which are offset against the proceeds in additional paid in capital resulting in net proceeds to the Company of approximately $12.1 million.

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

Results of Operations

Revenue

We did not generate any revenues during the three and nine months ended September 30, 2021 and 2020 and we do not anticipate that we will generate revenue for the foreseeable future. Once we achieve a critical mass of users, we will offer new features and will charge fees in order to generate revenues from these added features.

Cost of goods sold

We remain in developmental stage and, in conjunction with not having any operational revenue, we have incurred no Cost of Goods and Services Sold.

Compensation and related expenses

Compensation and related expenses for the three months ended September 30, 2021 and 2020 were $640,827 and $149,067, respectively, an increase of $491,760 or 330%, and for the nine months ended September 30, 2021 and 2020 were $1,142,342 and $330,870, respectively, an increase of $811,472 or 245%, and relates to salaries, health insurance and other benefits of our four officers and nine full time employees. The increase in compensation is primarily related to increase salaries of our CEO, the hiring of three executive officers and additional employees, and stock-based compensation related to option grants during the third quarter of fiscal 2021.

Marketing and advertising expenses

Marketing and advertising expenses for the three months ended September 30, 2021 and 2020 were $286,869 and $63,966, respectively, an increase of 222,903 or 348%, and for the nine months ended September 30, 2021 and 2020 were $439,298 and $146,791, respectively, an increase of $292,507 or 199%, primarily due to increase in promotions, branding and digital marketing strategy and social media ads.

Professional and consulting expenses

During the three months ended September 30, 2021 and 2020, we reported professional and consulting fees of $605,635 and $78,727, respectively, an increase of $526,908 or 669%. During the nine months ended September 30, 2021 and 2020, we reported professional and consulting fees of $1,441,963 and $162,322, respectively, an increase of $1,279,641 or 788%, which are principally comprised of the following items:

●	We incurred $504,405 and $70,219 of consulting fees for general advisory consulting, investor relation, technology services, and other incidental services for the three months ended September 30, 2021 and 2020, respectively. During the three months ended September 30, 2021 and 2020, $244,294 and $5,000, respectively, of these services were primarily related to stock based consulting expenses from stock option grants to various consultants of $144,294 and accretion of deferred stock-based consulting fees of $100,000.

●	We incurred $1,261,609 and $122,230 of consulting fees for general advisory consulting, investor relation, technology services, and other incidental services for the nine months ended September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2021 and 2020, $814,294 and $6,667, respectively, of these services were primarily related to stock based consulting expenses from stock option grants to various consultants of $144,294, accretion of deferred stock-based consulting fees of $250,000 and common stock issued for services valued on the date of grant at its estimated fair value using recent sales of common stock of $420,000.

●	The remaining amounts attributed to professional and consulting fees incurred during the three months ended September 30, 2021 and 2020 were primarily attributed to legal and accounting fees which amounted to $101,230 and $8,508, respectively. The remaining amounts attributed to professional and consulting fees incurred during the nine months ended September 30, 2021 and 2020 were primarily attributed to legal and accounting fees which amounted to $180,353 and $40,092, respectively. The increase during the three and nine months ended September 30, 2021 were primarily due to legal and accounting services for our public filings.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2021 and 2020 were $318,007 and $24,007, an increase of $294,000 or 1,225%. General and administrative expenses for the nine months ended September 30, 2021 and 2020 were $470,470 and $67,934, an increase of $402,536 or 593%. General and administrative expenses primarily consisted of the following expense categories: insurance, travel, utilities, office related expenses, public company expenses, and rent expense. Such increase was primarily attributable to increase in insurance, travel, office expenses, rent, and public company expenses primarily related to our Nasdaq uplisting.

Other Income (Expense)

During the three months ended September 30, 2021 and 2020, we reported other income (expense) of $959 and ($14,077), respectively. During the three months ended September 30, 2021, other income primarily consisted of interest income of $974, offset by interest expense of $15. During the nine months ended September 30, 2021 and 2020, we reported other income (expense) of $1,144 and ($35,417), respectively. During the nine months ended September 30, 2021, other income primarily consisted of interest income of $1,271, offset by interest expense of $127.

For the three and nine months ended September 30, 2020, other expense included other income of $7,000 of economic disaster grant funds, offset by interest expense related to our debts. The decrease in interest expense is primarily attributable due to repayments of debt during the nine months ended September 30, 2021 and in fiscal 2020.

Net Loss

For the foregoing reasons, our net loss for the three months ended September 30, 2021 and 2020 was $1,850,379 and $329,844, respectively, and for the nine months ended September 30, 2021 and 2020, was $3,492,929 and $743,334, respectively.

Liquidity, Capital Resources and Plan of Operations

As of September 30, 2021, we had cash totaling approximately $25,815,647.

We were incorporated on December 4, 2014 and have not generated revenues to date. For the nine months ended September 30, 2021, we had a net loss of $3,492,929 and will require additional capital in order to operate in the normal course of business and implement its business plan. In addition, we used cash in operations of $2,518,058 for the nine months ended September 30, 2021. We have an accumulated deficit of $20,254,441 at September 30, 2021 and have not generated revenues since inception. During the third quarter of fiscal 2021, the Company has received net proceeds of approximately $12.1 million from the sale of its securities in connection with an initial public offering and gross proceeds of approximately $14.0 million from the exercise of the Company’s Series A warrants. These events served to mitigate the conditions that historically raised substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in operating activities totaled approximately $2,518,058 and $772,494 for the nine months ended September 30, 2021 and 2020, respectively. Net loss for the nine months ended September 30, 2021 and 2020 totaled approximately $3,449,572 and $743,334, respectively. For the nine months ended September 30, 2021, stock-based compensation was $1,029,607, amortization expense of $20,987, and operating changes were a net decrease of $119,080 primarily due to increase in prepaid expenses of $200,651 and accounts payable and accrued expenses of $145,915 During the nine months ended September 30, 2020 stock based compensation expense was $6,667 and amortization expense of $17,553. Total accounts payable and accrued expenses increased by $8,173, advance deposits increased by $50,000, prepaid expenses decreased by $6,000 and operating lease liabilities decreased by $17,553 during the nine months ended September 30, 2020.

Net cash provided by financing activities totaled approximately $27,643,282 and $1,313,911 for the nine months ended September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2021, financing activities was primarily attributable to net proceeds of approximately $13,671,074 from the sale of common stock, $13,979,370 from the exercise of Series A warrants and $161,567 of advances from a related party, offset by $161,229 repayment of related party advances and $7,500 repayment of related-party notes. During the nine months ended September 30, 2020, financing activities was primarily attributable to net proceeds of $1,332,455 from the sale of common stock and $173,854 of advances from a related party and proceeds from notes payable of $6,042, offset by $192,440 repayment of related party advances and $6,000 repayment of convertible notes.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

(a)	Disclosure Controls and Procedures

We are required to maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and 15d-15(e), promulgated by the SEC pursuant to the Exchange Act. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2021, our disclosure controls and procedures were not effective because of a material weakness in our internal controls over financial reporting. The ineffectiveness of our disclosure controls and procedures were not effective because of the material weaknesses set forth below.

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

While we used the services of third-party accountant who is a certified public accountant to provide accounting and financial reporting services to us, we lack both an adequate number of personnel with requisite expertise in the key functional areas of finance and accounting and an adequate number of personnel to properly implement control procedures. In addition, while we have independent directors, we do not have an audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. These factors represent material weaknesses in our internal controls over financial reporting. Although we believe the possibility of errors in our financial statements is remote and expect to continue to use a third-party accountant to address shortfalls in staffing and to assist us with accounting and financial reporting responsibilities in an effort to mitigate the lack of segregation of duties, until such time as we expand our staff with qualified personnel, we expect to continue to report material weaknesses in our internal control over financial reporting.

(b)	Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting the quarter ended September 30, 2021 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Risk factors that affect our business and financial results are discussed in Part II, Item 1A “Risk Factors,” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 as filed with the SEC on September 24, 2021 (“Quarterly Report”). There have been no material changes in our risk factors from those previously disclosed in our Quarterly Report. You should carefully consider the risks described in our Quarterly Report, which could materially affect our business, financial condition or future results. The risks described in our Quarterly Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Between July 1, 2021 and September 30, 2021, the Company sold 250 shares of its common stock at $4.00 per common share for gross proceeds of $1,000 related to the private placement sale.

Unless otherwise indicated, the foregoing securities were offered and issued in reliance on the exemption from registration requirements under the Securities Act afforded by Section 4(a)(2) thereof and/or Rule 506 of Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description of Exhibits

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, is formatted in Inline XBRL.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATCHAT, INC.

Dated: November 12, 2021	By:	/s/ Darin Myman
	Name:	Darin Myman
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: November 12, 2021	By:	/s/ Vadim Mats
	Name:	Vadim Mats
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)