Form 10-K
period 2021-12-31
DatChat, Inc.
filed 2022-03-29
CIK 1648960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 001-40729

DATCHAT, INC.

(Exact name of registrant as specified in charter)

Nevada	47-2502264
(State or jurisdiction of Incorporation or organization)	I.R.S. Employer Identification No.

204 Nielsen Street, 1st Floor New Brunswick, NJ	08901
(Address of principal executive offices)	(Zip code)

(732) 374-3529

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	DATS DATSW	The Nasdaq Capital Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filter	☐	Accelerated filter	☐
Non-accelerated filter	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Number of shares of common stock outstanding as of March 21, 2022 was 19,597,419.

Documents Incorporated by Reference: None.

i

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in this Annual Report on Form 10-K about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “believe,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan” and “would.” For example, statements concerning financial condition, possible or assumed future results of operations, growth opportunities, industry ranking, plans and objectives of management, markets for our common stock and future management and organizational structure are all forward-looking statements. Forward-looking statements are not guarantees of performance. They involve known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to differ materially from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement.

Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed throughout this Annual Report on Form 10-K. Some of the risks, uncertainties and assumptions that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, but are not limited to:

●	our business strategies;

●	the timing of regulatory submissions;

●	our ability to obtain and maintain regulatory approval of our existing product candidates and any other product candidates we may develop, and the labeling under any approval we may obtain;

●	risks relating to the timing and costs of clinical trials and the timing and costs of other expenses;

●	risks related to market acceptance of products;

●	intellectual property risks;

●	risks associated to our reliance on third party organizations;

●	our competitive position;

●	our industry environment;

●	our anticipated financial and operating results, including anticipated sources of revenues;

●	assumptions regarding the size of the available market, benefits of our products, product pricing and timing of product launches;

●	management’s expectation with respect to future acquisitions;

●	statements regarding our goals, intentions, plans and expectations, including the introduction of new products and markets; and

●	our cash needs and financing plans.

The foregoing list sets forth some, but not all, of the factors that could affect our ability to achieve results described in any forward-looking statements. You should read this Annual Report on Form 10-K and the documents that we reference herein and have filed as exhibits to the Annual Report on Form 10-K, completely and with the understanding that our actual future results may be materially different from what we expect. You should assume that the information appearing in this Annual Report on Form 10-K is accurate as of the date hereof. Because the risk factors referred to on page 4  of Annual Report on Form 10-K, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all of the information presented in this Annual Report on Form 10-K, and particularly our forward-looking statements, by these cautionary statements.

ii

RISK FACTOR SUMMARY

Our business is subject to significant risks and uncertainties that make an investment in us speculative and risky. Below we summarize what we believe are the principal risk factors but these risks are not the only ones we face, and you should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors,” together with the other information in this Annual Report on Form 10-K. If any of the following risks actually occurs (or if any of those listed elsewhere in this Annual Report on Form 10-K occur), our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all of the information presented in this Annual Report on Form 10-K, and particularly our forward-looking statements, by these cautionary statements.

Risks Related to our Business and Industry

●	We have a limited operating history

●	We are dependent on the services of certain key management personnel, employees and advisors.

●	The mobile application industry is subject to rapid technological change and, to compete, we must continually enhance our application.

Risks Related to Information Technology Systems, Intellectual Property and Privacy Laws

●	Major network failures could have an adverse effect on our business.

●	We may not be able to adequately protect our proprietary technology, and our competitors may be able to offer similar products and services which would harm our competitive position.

Risks Related to Our Common Stock and Series A Warrants

●	The price of our common stock and our Series A Warrants may fluctuate substantially.

●

We may acquire other companies or technologies, which could divert our management’s attention, result in dilution to our stockholders and otherwise disrupt our operations and adversely affect our operating results.

●

We are an “emerging growth company” and are able to avail ourselves of reduced disclosure requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.

iii

PART I

ITEM 1. BUSINESS

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

Competition

The current market for mobile messenger applications is highly competitive, and we expect that it will remain competitive. There are currently several large companies that provide mobile messenger applications and we expect several more competitors to enter into this market in the next few years. Well-established competitors include Snapchat, WhatsApp, Facebook Messenger, Facebook, Telegram, MeWe, Confide and Apple iMessage.

We believe that it is the range of privacy and security features that we offer that sets us apart from our competitors.

Our flagship applications are the DatChat Privacy Platform and Private Encrypted Social Network, which address the needs of consumers and businesses to communicate with increased levels of privacy and control over messages and social posts, even after they are sent or shared. In addition, we are developing a blockchain-based, decentralized communications platform that is being designed to allow consumers and businesses to connect directly with each other. We currently have approximately 22,572 Monthly Active Users, of which approximately 16,620 are Android users.

Observing that mobile messaging and social media users are drawn to several different messaging platforms by specific capabilities, we set out to create the Application to consolidate popular messaging and social media features such as group chats, emoticons and video sharing, offer new and unique features such as being able to “nuke” a conversation to remove all traces of it from all parties involved, and deliver increased levels of privacy and security. As public concerns over privacy in an ever-expanding digital society grow, the Application offers comfort to its users with extensive control over their messages and posts, even after they are sent or shared. The Application allows users to not only control how long or how many times a message or post may be viewed by the recipient, but also allows the sender to erase the message or entire conversation after it is sent. Our goal is to make the Application a leader in the mobile secure messaging and social media market based upon our proprietary technology and enhanced privacy and security features. We intend to roll out additional features including video chat, attachments, unique social posts and other features to enhance the messaging and social media experience.

Software and Development

Our ability to compete depends in large part on our continuous commitment to research and development, our ability to rapidly introduce new features and functionality and our ability to improve proven applications for established markets in which we have competitive advantages. We intend to work closely with our customers to continuously enhance the performance, functionality, usability, reliability and flexibility of the Application.

Our software and development team is responsible for the design enhancements, development, testing and certification of the Application. In addition, we may, in the future, utilize third parties for our automated testing, managed upgrades, software development and other technology services. We are also developing video messages and video messages containing hidden messages embedded in the video stream. We anticipate that the video messaging currently under development will allow users to change the number of views allowed or destruct the message after being sent, in addition to setting the message to auto-self-destruct. We are also in the process of developing a private and encrypted social wall/network.

Marketing and Monetization

The Application is currently offered for free on Apple’s App Store and Google Play. Initial marketing is expected to consist of public relations, “cost-per-install” campaigns, social media marketing using the Facebook’s ad platform and other readily available advertising platforms.

We anticipate utilizing social influencers and additional public relations strategies to promote the Application on a global basis, which also includes making the Application available for use in other languages.

We also plan to add in-app purchases such as user customization features, unique emoticons, stickers and long form video messages to monetize the Application.

We anticipate monetizing the Application with a subscription-based service for small and medium size businesses. In the future, we may develop other mobile applications and services for consumers once our user base reaches a level at which we deem it to be economically feasible. No assurance can be given that we will successfully develop new or future applications that will be embraced by users or generate revenue.

Intellectual Property Portfolio

We strive to protect and enhance the proprietary technology and inventions that are commercially important to our business, including seeking, maintaining and defending patent rights. Our policy is to seek to protect our proprietary position through a combination of intellectual property rights in the United States, including patents, trademarks, copyrights, trade secret laws and internal procedures. Our commercial success will depend in part on our ability to protect our intellectual property and proprietary technologies.

As of March 21, 2022, we had 2 issued patents, 1 notice of allowance and 0 filed patent application in the United States relating to our encryption technologies and blockchain platform. Our issued patents will expire in 2036. In addition, we plan to continue expanding and strengthening our IP portfolio with additional patent applications in the future. We may not be able to obtain protection for our intellectual property, and our existing and future patents, trademarks, and other intellectual property rights may not provide us with competitive advantages or distinguish our products and services from those of our competitors. Our pending patent application and future applications may not result in the issuance of patents, and any resulting issued patents may have claims narrower than those in our patent applications. Additionally, our current and future patents, trademarks, and other intellectual property rights may be contested, circumvented, or found unenforceable or invalid, and we may not be able to prevent third parties from infringing them. Our internal controls may not always be effective at preventing unauthorized parties from obtaining our intellectual property and proprietary technologies.

Other companies that own patents, copyrights, trademarks, trade secrets, and other intellectual property rights related to the mobile, encryption, blockchain, communication, privacy, internet, and other technology-related industries frequently enter into litigation based on allegations of infringement, misappropriation, and other violations of intellectual property or other rights. Third parties, including our competitors, may make claims from time to time that we have infringed their patents, trademarks, copyrights, trade secrets, or other intellectual property rights. As our business grows and competition rises, the risk of facing claims related to intellectual property and litigation matters will likely increase.

Our Privacy Policy

Privacy and security are the foundations of our Company. We recognize that this is why users are drawn to the Application and that our users care deeply about how their personal information is collected, used and shared. When you read our Privacy Policy, we hope that you notice that it has been written to advance our core principles and protect the integrity of the Application.

When users sign up for the Application, they are required to provide us with certain personal information such as their name, email address and phone number. We take commercially reasonable and appropriate measures to protect this personal information from accidental loss, misuse, and unauthorized access, disclosure, alteration, or destruction, taking into account the risks involved in processing and the nature of such data, and comply with applicable laws and regulations. We do not currently transfer any personal information to third-parties that do not act on our behalf, and we will not do so without users’ opt-in consent. Similarly, we do not currently collect sensitive personal information from users without opt-in consent. We may disclose personal information to certain types of third-party companies, but only to the extent needed to enable them to provide such services. The types of companies that may receive personal information and their functions are: marketing assistance, analytics and reporting, customer support, email and SMS delivery, cloud infrastructure, and systems monitoring. All such third parties function as our agents, performing services at our instruction and on our behalf pursuant to contracts which require them to provide at least the same level of privacy protection as is required by our Privacy Policy. In addition, we may be required to disclose personal information in response to lawful requests by public authorities, including for the purpose of meeting national security or law enforcement requirements. We may also disclose personal information to other third parties when compelled to do so by government authorities or required by law or regulation including, but not limited to, in response to court orders and subpoenas.

With respect to retention of personal information, we may only retain such users’ personal information in a form that identifies them only for as long as it serves the purpose(s) for which it was initially collected as stated in our Privacy Policy, or subsequently authorized. We may continue processing users’ personal information for longer periods, but only for the time and to the extent such processing reasonably serves the purposes of statistical analysis, and subject to the protection of our Privacy Policy. After such time periods have expired, we may either delete the personal information or retain it in a form such that it does not identify the user personally.

Most importantly, when users send an encrypted message through the Application, we may only temporarily process and store the message in its encrypted form. We do not (and cannot) read our users’ encrypted messages and we delete our users’ messages as soon as they have been successfully self-destructed or deleted. Our end-to-end encryption ensures that we will never have access to the contents of our users’ messages. Moreover, we recognize the privacy rights of our users and are committed to complying with data protection laws to the extent they apply to us, and to assist our users in exercising their rights under applicable law. For example, users may exercise their rights pursuant to the EU General Data Protection Regulation (“GDPR”) or Section 1798.83 of the California Civil Code, simply by submitting a request via email to privacy@DatChat.com.

Employees

As of March 21, 2022, we have a total of 6 full-time employees and 4 consultants. We are not a party to any collective bargaining agreements. We believe that we maintain good relations with our employees.

Our Corporate Information

DatChat, Inc. was initially incorporated in Nevada on December 4, 2014 under the name YssUp, Inc. On March 4, 2015, an amendment to our articles of incorporation was filed with the Nevada Secretary of State, changing YssUp, Inc.’s name to “DatChat, Inc.” On September 22, 2016, amended and restated articles of incorporation were filed with the Nevada Secretary of State in order to, among other things, authorize the Company to issue preferred stock.

Available Information

Our website address is www.datchat.com. The contents of, or information accessible through, our website are not part of this Annual Report on Form 10-K, and our website address is included in this document as an inactive textual reference only. We make our filings with the U.S. Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, available free of charge on our website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the SEC. The public may read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC’s website is www.sec.gov. The information contained in the SEC’s website is not intended to be a part of this filing.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors and the other information in this Annual Report on Form 10-K before investing in our common stock. Our business and results of operations could be seriously harmed by any of the following risks. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, the value and trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to our Business and Industry

We have a limited operating history and have not yet generated any revenues.

Our limited operating history makes evaluating the business and future prospects difficult, and may increase the risk of your investment. We were incorporated in 2014, and since then there have been a limited amount of downloads of the Application. To date, we have no revenues. Since inception through December 31, 2021, we have recorded accumulated losses of approximately $27.6 million. We intend, in the long term, to derive revenues from advertisement sales, technology licensing, and other forms of revenue. The Application is available for download on certain mobile platforms and we are developing compatibility on with other platforms. We also continue to develop and refine functions of the Application.

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

We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

Our directors, executive officers and each of our stockholders who owned greater than 5% of our outstanding Common Stock beneficially, as of March 21, 2022, own approximately 16.98% of our common stock outstanding. Accordingly, these stockholders have and will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, a merger, the consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with our other investors’ interests. For example, these stockholders could delay or prevent a change in control of us, even if such a change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their Common Stock as part of a sale of the Company or our assets. The significant concentration of stock ownership may negatively impact the value of our Common Stock due to potential investors’ perception that conflicts of interest may exist or arise.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located at 204 Nielsen Street, New Brunswick, NJ 08901. We lease our office for a minimum base rent of $28.00 per rentable square foot with three percent (3%) annual increases in monthly installments on the first day of each month pursuant to a lease which terminates on December 31, 2024. We believe that our current office space will be adequate for the foreseeable future. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock and Series A Warrants are listed on the Nasdaq Capital Market under the symbols “DATS” and “DATSW” respectively.

Shareholders

As of March 21, 2022, we had 2,442 shareholders of record. This does not include shares held in the name of a broker, bank or other nominees (typically referred to as being held in “street name”).

Dividend Policy

We have never paid or declared any cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain all available funds and any future earnings to fund the development and expansion of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon a number of factors, including our results of operations, financial condition, future prospects, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant.

Recent Sales of Unregistered Securities

During the year ended December 31, 2021, the Company sold an aggregate of 405,224 shares of its common stock at $4.00 per common share for gross proceeds of $1,620,896 and net proceeds of $1,589,237 after escrow fees related to private placement sale.

ITEM 6. [RESERVED]

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with and our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K. All amounts in this report are in U.S. dollars, unless otherwise noted.

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

Recent Events

On July 28, 2021, the Company filed a certificate of change to the Company’s amended and restated certificate of incorporation, with the Secretary of State of the State of Nevada to effectuate a one-for-two (1:2) reverse stock split of the Company’s common stock. Proportional adjustments for the Reverse Stock Split were made to the Company’s outstanding stock options, warrants and equity incentive plans. All share and per-share data and amounts have been retroactively adjusted as of the earliest period presented in the consolidated financial statements to reflect the Reverse Stock Split.

On August 17, 2021, the Company completed its initial public offering (“IPO”), in which we issued 3,325,301 shares of our common stock and Series A warrants (the “Series A Warrants”) to purchase up to 3,325,301 shares of our common stock for gross proceeds of approximately $13,800,000 before deducting underwriting discounts, commissions, and other offering expenses, including legal expenses related to the Offering of approximately $1,718,000 which are offset against the proceeds in additional paid in capital resulting in net proceeds to the Company of approximately $12.1 million. Additionally, between August 27, 2021 and October 5, 2021, the Company received aggregate gross proceeds of $14,356,272 from the exercise of 2,882,785 Series A Warrants, resulting in an aggregate issuance of 2,882,785 shares of common stock.

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

Revenue recognition

The Company recognizes revenue in accordance with ASC Topic 606 Revenue from Contracts with Customers, which requires revenue to be recognized in a manner that depicts the transfer of goods or services to customers in amounts that reflect the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company recognize revenues from subscription fees on the Company’s messaging application in the month they are earned. Annual and lifetime subscription payments received that are related to future periods are recorded as deferred revenue to be recognized as revenues over the contract term or period. Lifetime subscriptions are being recognized to revenues over a 12-month period.

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

Leases

The Company applied ASC Topic 842, Leases (Topic 842) to arrangements with lease terms of 12 months or more. Operating lease right of use assets (“ROU”) represents the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company use an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in general and administrative expenses in the statements of operations.

Capital Expenditures

We do not have any contractual obligations for ongoing capital expenditures at this time. We do, however, purchase equipment and software necessary to conduct our operations on an as needed basis.

Recently Issued Accounting Pronouncements

Refer to the notes to the audited financial statements.

Results of Operations

Revenue

During the years ended December 31, 2021 and 2020, we generated minimal revenues from operations. For the year ended December 31, 2021, revenues consisted of subscription revenues of $4,445, as compared to $0 for the year ended December 31, 2020.

Compensation and related expenses

Compensation and related expenses for the years ended December 31, 2021 and 2020, were $2,963,294 and $494,002, respectively, an increase of $2,469,292 or 500%, and relates to salaries, health insurance and other benefits of our four officers and nine full time employees. The increase in compensation is primarily related to increase salaries and bonuses of our CEO, the hiring of three executive officers and additional employees, and stock-based compensation related to option grants during the third quarter of fiscal 2021.

Marketing and advertising expenses

Marketing and advertising expenses for the years ended December 31, 2021 and 2020, were $5,090,763 and $220,881, respectively, an increase of $4,869,882 or 2,205%, primarily due to increase in promotions, branding and digital marketing strategy and social media ads.

Professional and consulting expenses

During the years ended December 31, 2021 and 2020, we reported professional and consulting fees of $2,100,317 and $263,245, respectively, an increase of $1,837,072 or 698%, which are principally comprised of the following items:

●	We incurred $1,657,292 and $173,485 of consulting fees for general advisory consulting, investor relation, technology services, and other incidental services for the year ended December 31, 2021 and 2020, respectively. During the year ended December 31, 2021 and 2020, $1,213,350 and $20,000, respectively, of these services were primarily related to stock based consulting expenses from stock option grants to various consultants of $443,350 and accretion of deferred stock-based consulting fees of $350,000 and common stock issued for services valued on the date of grant at its estimated fair value using recent sales of common stock of $420,000.

●	The remaining amounts attributed to professional and consulting fees incurred during the years ended December 31, 2021 and 2020 were primarily attributed to legal, accounting fees and investor fees which amounted to $443,025 and $89,760, respectively. The increase during the years ended December 31, 2021 were primarily due to legal and accounting services for our public filings related to our Nasdaq listing.

General and administrative expenses

General and administrative expenses for the years ended December 31, 2021 and 2020, were $688,621 and $106,303, an increase of $582,318 or 548%. General and administrative expenses primarily consisted of the following expense categories: insurance, travel, utilities, office related expenses, public company expenses, and rent expense. Such increase was primarily attributable to increase in insurance, travel, office expenses, rent, and public company expenses primarily related to our Nasdaq listing.

Other Income (Expense)

During the years ended December 31, 2021 and 2020, we reported other income of $9,516 and $104,961, respectively. During the year ended December 31, 2021, other income primarily consisted of interest income of $3,516, offset by interest expense of $127 and gain from forgiveness of debt of $6,127. During the year ended December 31, 2020, other income primarily consisted of gain on extinguishment of a convertible note totaling $143,353, and other income of $7,000 from grant received from the SBA under the SBA’s Economic Injury Disaster Loan assistance program in light of the impact of the COVID-19 pandemic in 2020.

Net Loss

For the foregoing reasons, our net loss for the years ended December 31, 2021 and 2020 was $10,829,034 and $979,470, respectively.

Liquidity, Capital Resources and Plan of Operations

As of December 31, 2021, we had cash totaling approximately $20,199,735.

We were incorporated on December 4, 2014 and have generated minimal revenues to date. For the year ended December 31, 2021, we had a net loss of $10,829,034. In addition, we used cash in operations of $8,454,504 for the year ended December 31, 2021. We have an accumulated deficit of $27,590,546 at December 31, 2021 and have generated minimal revenues since inception. During the year ended, the Company has received net proceeds of approximately $13.7 million from the sale of its securities in connection with an initial public offering and gross proceeds of approximately $14.4 million from the exercise of the Company’s Series A warrants. These events served to mitigate the conditions that historically raised substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in operating activities totaled approximately $8,454,504 and $1,095,577 for the years ended December 31, 2021 and 2020, respectively. Net loss for the years ended December 31, 2021 and 2020 totaled approximately $10,829,034 and $979,470, respectively. For the year ended December 31, 2021, net loss was adjusted for stock-based compensation of $2,303,377, amortization expense of $43,221, depreciation of $2,319, offset by gain from forgiveness of debt of $6,127 and operating changes were a net increase of $31,740 primarily due to increase in prepaid expenses of $351,713 and accounts payable and accrued expenses of $397,502. During the year ended December 31, 2020, net loss was adjusted for stock-based compensation expense of $20,000 and amortization expense of $23,948, offset by gain from extinguishment of debt of $143,353. Total accounts payable and accrued expenses increased by $26,506, prepaid expenses increased by $19,260 and operating lease liabilities decreased by $23,948 during the year ended December 31, 2020.

Net cash used investing activities was $56,039 for the year ended December 31, 2021 as compared to $0 for the year ended December 31, 2020. Net used in investing activities for the year ended December 31, 2021 consisted of purchases of property and equipment.

Net cash provided by financing activities totaled approximately $28,019,855 and $1,715,226 for the years ended December 31, 2021 and 2020, respectively. During the year ended December 31, 2021, financing activities was primarily attributable to net proceeds of approximately $13,671,074 from the sale of common stock, $14,356,272 from the exercise of Series A warrants and $177,624 of advances from a related party, offset by $177,615 repayment of related party advances and $7,500 repayment of related-party notes. During the year ended December 31, 2020, financing activities was primarily attributable to net proceeds of $1,881,675 from the sale of common stock and $265,623 of advances from a related party and proceeds from notes payable of $6,042, offset by $279,114 repayment of related party advances, $150,000 repayment of convertible notes payable and $9,000 repayment of related-party notes.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are contained in pages F-1 through F-15, which appear at the end of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of December 31, 2021, the end of the period covered by this Annual Report on Form 10-K, have concluded that our disclosure controls and procedures were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control Over Financial Reporting

We are required to maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and 15d-15(e), promulgated by the SEC pursuant to the Exchange Act. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2021, our disclosure controls and procedures were not effective because of a material weakness in our internal controls over financial reporting. The ineffectiveness of our disclosure controls and procedures were not effective because of the material weaknesses set forth below.

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

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the exemption provided to issuers that are not “large accelerated filers” nor “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and positions of our executive officers and directors.

NAME	AGE	POSITION
Darin Myman	57	Chief Executive Officer and Director
Peter Shelus	38	Chief Technology Officer and Director
Brett Blumberg	43	Chief Financial Officer
Gabriel Daniels	38	Chief Information Officer
Wayne Linsley	64	Director
Joseph Nelson	37	Director
Carly Schumer	32	Director

The business background and certain other information about our directors and executive officers is set forth below.

Darin Myman - Chief Executive Officer and Director

Darin Myman has served as Chief Executive Officer and as a director of the Company since January 2016. Prior to DatChat, Mr. Myman was a co-founder and Chief Executive Officer of Wally World Media, Inc., a public company. He also has served as the Chief Executive Officer and a member of PeopleString’s board of directors since PeopleString’s inception. Mr. Myman developed extensive Internet skills through a variety of positions. He has executive management and founder experience having served as a co-founder and Chief Executive Officer of BigString Corporation, a publicly traded company, since October 2005. He also has corporate governance and board experience having served as a member of BigString’s board of directors since BigString’s inception. Prior to BigString, Mr. Myman was a co-founder and Chief Executive Officer of LiveInsurance.com, the first online insurance broker that pioneered the electronic storefront for large national insurance agencies. Prior to co-founding LiveInsurance.com, he served as a Vice President of the online brokerage services unit of Westminster Securities Corporation.

Peter Shelus - Chief Technology Officer and Director Nominee

Peter Shelus is a co-founder of DatChat and has served as our Chief Technology Officer since January 2016. Mr. Shelus has over 10 years of ephemeral messaging and mobile video development experience. Mr. Shelus has been at the forefront of the secure messaging industry, having served as a lead engineer for one of the first ephemeral messaging platforms, “BigString,” where he helped develop the patented technology that became a cornerstone of self-destructing messaging. Mr. Shelus received a bachelor’s degree in computer science from Rutgers University, where he graduated with honors.

Brett Blumberg – Chief Financial Officer

Brett Blumberg has served as our Chief Financial Officer since February 2022. Mr. Blumberg has extensive experience in finance and accounting. He is a certified public accountant and has been a partner of the public accounting firm Jubran, Shorr & Company since 2015. Mr. Blumberg was a senior accountant at CohnReznick, LLP from 2013 to 2014. Prior to obtaining his CPA license Mr. Blumberg was a private banker at Wells Fargo and owned and operated a Mortgage Brokerage/Banking Company, Canyon Financial Group, LLC from 2006 to 2012. He previously worked in recruitment and talent acquisition for accounting and finance firms from 2000 to 2006. Mr. Blumberg has a B.A. in economics and psychology from SUNY Binghamton.

Gabriel Daniels – Chief Information Officer

Gabriel Daniels has been our Chief Information Officer since March 2021. Since May 2019, Mr. Daniels has served as the Co-Founder, President & CEO of NGD Cybersecurity and Customer Service Consultants LLC, a Minority-Woman Owned and Veteran Owned Business providing high-level technical, cyber commissioning, customer service and project management consulting services for companies within the DHS 16 critical infrastructure. From April 2018 to April 2019, Mr. Daniels served as the Cybersecurity Program Manager at Chinook Systems, an engineering firm. From June 2017 to April 2018, Mr. Daniels worked as a Senior Information Assurance Manager at Navstar Inc., an Information Technology & Services firm. In addition, since December of 2017, Mr. Daniels has worked as an adjunct professor at Northern Virginia (NoVA) Community College and Lord Fairfax Community College, where he teaches classes such as introduction to telecommunications, cyberlaw, network attacks, computer crime and hacking, and computer applications and concepts. Mr. Daniels is a 15-year U.S. Army and Navy veteran. While serving in the Army, Mr. Daniels aided in the development of the Army’s Strategic Cybersecurity and Cyber’s Incident Handling Response Plans. Mr. Daniels holds a master’s degree in cybersecurity and a bachelor’s degree in marketing from the University of Maryland University College.

Wayne D. Linsley – Director

Wayne D. Linsley, one of our independent directors had, since 2014 to 2021, served as the Vice President of Operations of CFO Oncall, Inc., and from 2011 to 2014 he served as the Director of Operations of CFO Oncall, Inc., a company that provides financial management and CFO services. Prior to CFO Oncall, Inc., Mr. Linsley served as the Managing Member of Flagship Advisory & Management Group, LLC, a management consulting firm, from 2010 to 2011. In addition, since 2019, Mr. Linsley has served as the Chief Executive Officer and sole owner of Executive Outsource Group, Inc., a company that provides financial reporting services. Mr. Linsley has served in various other capacities including Alternate Channels Manager of Mettel; Director of Channel Sales of Impsat, USA; National Accounts Manager of Venali, Inc; and Director of Sales of Broadview Networks. Since January 2020, Mr. Linsley has served as a member of the board of directors of Silo Pharma, Inc. (OTCQB: SILO). In addition, since April 2020, Mr. Linsley has served as a member of the board of directors of Hoth Therapeutics, Inc. (Nasdaq: HOTH). Mr. Linsley received his bachelor of business administration degree in accounting/business administration from Siena College.

Joseph Nelson – Director

Joseph Nelson, one of our independent directors has, since December 2017, served as the Head of Investor Relations for GasLog Ltd. and GasLog Partners LP, a leading international owner, operator and manager of liquefied natural gas carriers providing support to many of the world’s largest energy companies. Prior to joining GasLog in 2017, Mr. Nelson was an Equity Research Analyst, most recently at Credit Suisse from November 2014 to November 2017, where he covered US listed equities in the oil services and marine transportation sectors. From November 2013 to November 2014, Mr. Nelson worked as an Equity Research Analyst at Maxim Group, where he covered industrials. Mr. Nelson began his career as a consultant for the Louis Berger Group (now WSP), a global provider of infrastructure and development solutions, where he worked from 2006 to 2013, specializing in data analysis. Mr. Nelson has a bachelor of science degree in Chemistry and a bachelor of arts degree in Philosophy from the Stevens Institute of Technology and an MBA from New York University’s Stern School of Business.

Carly Schumer – Director

Carly Schumer, one of our independent directors, since May 2011, worked as a freelance digital consultant. From May 2018 to June 2020, Ms. Schumer served as a digital director for Lust For Life, LLC, a subsidiary of Renewable Energy & Power, Inc. (OTCQB: RBNW). Ms. Schumer has in-depth experience in ecommerce and digital industries with specializations in digital marketing campaign development, content marketing strategy, SEO and paid media management. Her digital marketing background is rooted in inbound marketing strategies and her approach focuses on listening to user needs and communicating to them via high quality content in order to attract return visitors and engagements. Ms. Schumer specializes in working with start-up companies, across the technology, healthcare and fashion industries. She is passionate about innovation and newly emerging marketing trends with a keen eye toward insights and process. She worked as the Marketing Director for Jerrick Media (now Creatd Nasdaq: CRTD) from inception to its eventual public offering where she was responsible for managing SEO, social and marketing employees and strategies. Ms. Schumer received a bachelor’s degree in Arts, Entertainment & Media Management from Columbia College.

Family Relationships

There are no family relationships among any of our executive officers and directors.

Arrangements between Officers and Directors

Except as set forth herein, to our knowledge, there is no arrangement or understanding between any of our officers or directors and any other person pursuant to which the officer or director was selected to serve as an officer or director.

Involvement in Certain Legal Proceedings

We are not aware of any of our directors or officers being involved in any legal proceedings in the past ten years relating to any matters in bankruptcy, insolvency, criminal proceedings (other than traffic and other minor offenses), or being subject to any of the items set forth under Item 401(f) of Regulation S-K.

Committees of Our Board of Directors

Our board of directors directs the management of our business and affairs, as provided by Nevada law, and conducts its business through meetings of the board of directors and its standing committees. We will have a standing audit committee, compensation committee and nominating and corporate governance committee. In addition, from time to time, special committees may be established under the direction of the board of directors when necessary to address specific issues.

Audit Committee. The audit committee is appointed by the board to assist the board in its duty to oversee the Company’s accounting, financial reporting and internal control functions and the audit of the Company’s financial statements. The role of the audit committee is to oversee management in the performance of its responsibility for the integrity of the Company’s accounting and financial reporting and its systems of internal controls, the performance and qualifications of the Company’s independent auditor, including the independent auditor’s independence, the performance of the Company’s internal audit function; and the Company’s compliance with legal and regulatory requirements.

Our audit committee consists of Wayne D. Linsley, Carly Schumer and Joseph Nelson, with Mr. Linsley serving as chair. Our board of directors has affirmatively determined that each meet the definition of “independent director” under the rules of The Nasdaq Capital Market, and that they meet the independence standards under Rule 10A-3. Each member of our audit committee meets the financial literacy requirements of Nasdaq rules. In addition, our board of directors has determined that Wayne D. Linsley qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. Our board of directors adopted a written charter for the audit committee, which is available on our principal corporate website at www.datchat.com.

Compensation Committee. The compensation committee is responsible for reviewing and recommending, among other things:

●	the adequacy and form of compensation of the board;

●	the compensation of Chief Executive Officer, including base salary, incentive bonus, stock option and other grant, award and benefits upon hiring and on an annual basis;

●	the compensation of other senior management upon hiring and on an annual basis; and

●	the Company’s incentive compensation and other equity-based plans and recommending changes to such plans to our board of directors, when necessary.

Our compensation committee will consists of Wayne D. Linsley, Carly Schumer and Joseph Nelson, with Mr. Linsley serving as chair. Our board of directors has adopted a written charter for the compensation committee, which is available on our principal corporate website at www.datchat.com.

Nominating and Corporate Governance Committee. We do not have a designated nominating and corporate governance committee. Our independent directors, acting as a group, are responsible for:

Our nominating and corporate governance committee is responsible for, among other things:

●	developing criteria for membership on the board of directors and committees;

●	identifying individuals qualified to become members of the board of directors;

●	recommending persons to be nominated for election as directors and to each committee of the board of directors;

●	annually reviewing our corporate governance guidelines; and

●	monitoring and evaluating the performance of the board of directors and leading the board in an annual self-assessment of its practices and effectiveness.

Our nominating and corporate governance committee consists of Wayne D. Linsley, Carly Schumer and Joseph Nelson, with Mr. Linsley serving as chair. Our board of directors has adopted a written charter for the nominating and corporate governance committee, which is available on our principal corporate website at www.datchat.com.

Code of Business Code and Ethics Conduct

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code posted on our website, www.datchat.com. In addition, we intend to post on our website all disclosures that are required by law or rules concerning any amendments to, or waivers from, any provision of the code.

Changes in Nominating Procedures

None.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth for the year ended December 31, 2021, the compensation awarded to, paid to, or earned by, our Chief Executive Officer and two other most highly compensated executive officers, whose total compensation during such years exceeded $100,000. We refer to these officers as our “named executive officers.”.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)[1]	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Darin Myman	2021	$422,250	$350,000	$0	$2,796,850	$0	$0	$31,623	$3,600,723
Chief Executive Officer	2020	$165,026	$0	$0	$0	$0	$0	$24,632	$189,658

Peter Shelus	2021	$165,000	$0	$0	$0	$0	$0	$36,750	$201,750
Chief Technology Officer	2020	$126,447	$0	$0	$0	$0	$0	$30,727	$156,719

1)	On September 28, 2021, we granted 250,000 stock options to our CEO. The options have a term of 5 years from the date of grant and are exercisable at an exercise price of $35 per share. The options vest 25% every six months from date of grant for two years.

2)	Other compensation was made up of health insurance expenses.

Outstanding Equity Awards at December 31, 2021

The following table provides information regarding option awards held by each of our named executive officers that were outstanding as of December 31, 2021. There were no stock awards or other equity awards outstanding as of December 31, 2021.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2020	—	$—	—
Granted	1,194,200	$14.28	4.58
Cancelled	(140,000)	11.38	4.75
Balance at December 31, 2021	1,054,200	$14.66	4.64

Options exercisable at end of period	10,000	$6.25	0.65
Options expected to vest	1,044,200	$14.74
Weighted average fair value of options granted during the period		$5.89

Director Compensation

To date, we have not compensated our directors for their service to the Company.

Employment Agreements

On August 27, 2021, DatChat, Inc. (the “Company”) entered into an agreement (the “Employment Agreement”) with Darin Myman effective as of August 15, 2021 pursuant to which Mr. Myman’s (i) base salary will increase to $450,000 per year, and (ii) Mr. Myman shall be entitled to receive an annual bonus in an amount up to $350,000, which annual bonus may be increased by the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”), in its sole discretion, upon the achievement of additional criteria established by the Compensation Committee from time to time (the “Annual Bonus”). In addition, pursuant to the Employment Agreement, upon termination of Mr. Myman’s employment for death or Total Disability (as defined in the Employment Agreement), in addition to any accrued but unpaid compensation and vacation pay through the date of his termination and any other benefits accrued to him under any Benefit Plans (as defined in the Employment Agreement) outstanding at such time and the reimbursement of documented, unreimbursed expenses incurred prior to such termination date (collectively, the “Payments”), Mr. Myman shall be entitled to the following severance benefits: (i) 24 months of his then base salary; (ii) if Mr. Myman elects continuation coverage for group health coverage pursuant to COBRA Rights (as defined in the Employment Agreement), then for a period of 24 months following Mr. Myman’s termination he will be obligated to pay only the portion of the full COBRA Rights cost of the coverage equal to an active employee’s share of premiums (if any) for coverage for the respective plan year; and (iii) payment on a pro-rated basis of any Annual Bonus or other payments earned in connection with any bonus plan to which Mr. Myman was a participant as of the date of his termination (together with the Payments, the “Severance”). Furthermore, pursuant to the Employment Agreement, upon Mr. Myman’s termination (i) at his option (A) upon 90 days prior written notice to the Company or (B) for Good Reason (as defined in the Employment Agreement), (ii) termination by the Company without Cause (as defined in the Employment Agreement) or (iii) termination of Mr. Myman’s employment within 40 days of the consummation of a Change in Control Transaction (as defined in the Employment Agreement), Mr. Myman shall receive the Severance; provided, however, Mr. Myman shall be entitled to a pro-rated Annual Bonus of at least $200,000. In addition, any equity grants issued to Mr. Myman shall immediately vest upon termination of Mr. Myman’s employment by him for Good Reason or by the Company at its option upon 90 days prior written notice to Mr. Myman, without Cause.

2021 Equity Incentive Plan

The following is a summary of the material features of our 2021 Equity Incentive Plan (the “2021 Plan”). This summary is qualified in its entirety by the full text of the 2021 Plan.

Authorized Shares. A total of 2,000,000 shares of our common stock were originally reserved for issuance pursuant to the 2021 Plan. Our board of directors and stockholders adopted and approved the 2021 Plan on July 26, 2021 (the “Effective Date”).

Types of Awards.    The 2021 Plan provides for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), and other stock-based awards. Items described above in the Section called “Shares Available” are incorporated herein by reference.

Administration.    The 2021 Plan will be administered by our board of directors, or if our board of directors does not administer the 2021 Plan, a committee or subcommittee of our board of directors that complies with the applicable requirements of Section 16 of the Exchange Act and any other applicable legal or stock exchange listing requirements (each of our board of directors or such committee or subcommittee, the “plan administrator”). The plan administrator may interpret the 2021 Plan and may prescribe, amend and rescind rules and make all other determinations necessary or desirable for the administration of the 2021 Plan, provided that, subject to the equitable adjustment provisions described below, the plan administrator will not have the authority to reprice or cancel and re-grant any award at a lower exercise, base or purchase price or cancel any award with an exercise, base or purchase price in exchange for cash, property or other awards without first obtaining the approval of our stockholders.

The 2021 Plan permits the plan administrator to select the eligible recipients who will receive awards, to determine the terms and conditions of those awards, including but not limited to the exercise price or other purchase price of an award, the number of shares of common stock or cash or other property subject to an award, the term of an award and the vesting schedule applicable to an award, and to amend the terms and conditions of outstanding awards.

Restricted Stock and Restricted Stock Units.    Restricted stock and RSUs may be granted under the 2021 Plan. The plan administrator will determine the purchase price, vesting schedule and performance goals, if any, and any other conditions that apply to a grant of restricted stock and RSUs. If the restrictions, performance goals or other conditions determined by the plan administrator are not satisfied, the restricted stock and RSUs will be forfeited. Subject to the provisions of the 2021 Plan and the applicable award agreement, the plan administrator has the sole discretion to provide for the lapse of restrictions in instalments.

Unless the applicable award agreement provides otherwise, participants with restricted stock will generally have all of the rights of a stockholder; provided that dividends will only be paid if and when the underlying restricted stock vests. RSUs will not be entitled to dividends prior to vesting but may be entitled to receive dividend equivalents if the award agreement provides for them. The rights of participants granted restricted stock or RSUs upon the termination of employment or service to us will be set forth in the award agreement.

Options.    Incentive stock options and non-statutory stock options may be granted under the 2021 Plan. An “incentive stock option” means an option intended to qualify for tax treatment applicable to incentive stock options under Section 422 of the Internal Revenue Code. A “non-statutory stock option” is an option that is not subject to statutory requirements and limitations required for certain tax advantages that are allowed under specific provisions of the Internal Revenue Code. A non-statutory stock option under the 2021 Plan is referred to for federal income tax purposes as a “non-qualified” stock option. Each option granted under the Plan will be designated as a non-qualified stock option or an incentive stock option. At the discretion of the administrator, incentive stock options may be granted only to our employees, employees of our “parent corporation” (as such term is defined in Section 424(e) of the Code) or employees of our subsidiaries.

The exercise period of an option may not exceed ten years from the date of grant and the exercise price may not be less than 100% of the fair market value of a share of common stock on the date the option is granted (110% of fair market value in the case of incentive stock options granted to ten percent stockholders). The exercise price for shares of common stock subject to an option may be paid in cash, or as determined by the administrator in its sole discretion, (i) through any cashless exercise procedure approved by the administrator (including the withholding of shares of common stock otherwise issuable upon exercise), (ii) by tendering unrestricted shares of common stock owned by the participant, (iii) with any other form of consideration approved by the administrator and permitted by applicable law or (iv) by any combination of these methods. The option holder will have no rights to dividends or distributions or other rights of a stockholder with respect to the shares of Common Stock subject to an option until the option holder has given written notice of exercise and paid the exercise price and applicable withholding taxes.

In the event of a participant’s termination of employment or service, the participant may exercise his or her option (to the extent vested as of such date of termination) for such period of time as specified in his or her option agreement.

Stock Appreciation Rights.    SARs may be granted either alone (a “free-standing SAR”) or in conjunction with all or part of any option granted under the 2021 Plan (a “tandem SAR”). A free-standing SAR will entitle its holder to receive, at the time of exercise, an amount per share up to the excess of the fair market value (at the date of exercise) of a share of common stock over the base price of the free-standing SAR (which shall be no less than 100% of the fair market value of the related shares of common stock on the date of grant) multiplied by the number of shares in respect of which the SAR is being exercised. A tandem SAR will entitle its holder to receive, at the time of exercise of the SAR and surrender of the applicable portion of the related option, an amount per share up to the excess of the fair market value (at the date of exercise) of a share of common stock over the exercise price of the related option multiplied by the number of shares in respect of which the SAR is being exercised. The exercise period of a free-standing SAR may not exceed ten years from the date of grant. The exercise period of a tandem SAR will also expire upon the expiration of its related option.

The holder of a SAR will have no rights to dividends or any other rights of a stockholder with respect to the shares of Common Stock subject to the SAR until the holder has given written notice of exercise and paid the exercise price and applicable withholding taxes.

In the event of an participant’s termination of employment or service, the holder of a SAR may exercise his or her SAR (to the extent vested as of such date of termination) for such period of time as specified in his or her SAR agreement.

Other Stock-Based Awards.    The administrator may grant other stock-based awards under the 2021 Plan, valued in whole or in part by reference to, or otherwise based on, shares of common stock. The administrator will determine the terms and conditions of these awards, including the number of shares of common stock to be granted pursuant to each award, the manner in which the award will be settled, and the conditions to the vesting and payment of the award (including the achievement of performance goals). The rights of participants granted other stock-based awards upon the termination of employment or service to us will be set forth in the applicable award agreement. In the event that a bonus is granted in the form of shares of common stock, the shares of common stock constituting such bonus shall, as determined by the administrator, be evidenced in uncertificated form or by a book entry record or a certificate issued in the name of the participant to whom such grant was made and delivered to such participant as soon as practicable after the date on which such bonus is payable. Any dividend or dividend equivalent award issued hereunder shall be subject to the same restrictions, conditions and risks of forfeiture as apply to the underlying award.

Equitable Adjustment and Treatment of Outstanding Awards Upon a Change in Control

Equitable Adjustments.    In the event of a merger, consolidation, reclassification, recapitalization, spin-off, spin-out, repurchase, reorganization, special or extraordinary dividend or other extraordinary distribution (whether in the form of common shares, cash or other property), combination, exchange of shares, or other change in corporate structure affecting our common stock, an equitable substitution or proportionate adjustment shall be made in (i) the aggregate number and kind of securities reserved for issuance under the 2021 Plan, (ii) the kind and number of securities subject to, and the exercise price of, any outstanding options and SARs granted under the 2021 Plan, (iii) the kind, number and purchase price of shares of common stock, or the amount of cash or amount or type of property, subject to outstanding restricted stock, RSUs and other stock-based awards granted under the 2021 Plan and (iv) the terms and conditions of any outstanding awards (including any applicable performance targets). Equitable substitutions or adjustments other than those listed above may also be made as determined by the plan administrator. In addition, the plan administrator may terminate all outstanding awards for the payment of cash or in-kind consideration having an aggregate fair market value equal to the excess of the fair market value of the shares of common stock, cash or other property covered by such awards over the aggregate exercise price, if any, of such awards, but if the exercise price of any outstanding award is equal to or greater than the fair market value of the shares of common stock, cash or other property covered by such award, the plan administrator may cancel the award without the payment of any consideration to the participant. With respect to awards subject to foreign laws, adjustments will be made in compliance with applicable requirements. Except to the extent determined by the plan administrator, adjustments to incentive stock options will be made only to the extent not constituting a “modification” within the meaning of Section 424(h)(3) of the Code.

Change in Control.    The 2021 Plan provides that, unless otherwise determined by the plan administrator and evidenced in an award agreement, if a “change in control” (as defined below) occurs and a participant is employed by us or any of our affiliates immediately prior to the consummation of the change in control, then the plan administrator, in its sole and absolute discretion, may (i) provide that any unvested or unexercisable portion of an award carrying a right to exercise will become fully vested and exercisable; and (ii) cause the restrictions, deferral limitations, payment conditions and forfeiture conditions applicable to any award granted under the 2021 Plan to lapse, and the awards will be deemed fully vested and any performance conditions imposed with respect to such awards will be deemed to be fully achieved at target performance levels. The administrator shall have discretion in connection with such change in control to provide that all outstanding and unexercised options and SARs shall expire upon the consummation of such change in control.

For purposes of the 2021 Plan, a “change in control” means, in summary, the first to occur of the following events: (i) a person or entity becomes the beneficial owner of more than 50% of our voting power; (ii) an unapproved change in the majority membership of our board of directors; (iii) a merger or consolidation of us or any of our subsidiaries, other than (A) a merger or consolidation that results in our voting securities continuing to represent 50% or more of the combined voting power of the surviving entity or its parent and our board of directors immediately prior to the merger or consolidation continuing to represent at least a majority of the board of directors of the surviving entity or its parent or (B) a merger or consolidation effected to implement a recapitalization in which no person is or becomes the beneficial owner of our voting securities representing more than 50% of our combined voting power; or (iv) stockholder approval of a plan of our complete liquidation or dissolution or the consummation of an agreement for the sale or disposition of substantially all of our assets, other than (A) a sale or disposition to an entity, more than 50% of the combined voting power of which is owned by our stockholders in substantially the same proportions as their ownership of us immediately prior to such sale or (B) a sale or disposition to an entity controlled by our board of directors. However, a change in control will not be deemed to have occurred as a result of any transaction or series of integrated transactions following which our stockholders, immediately prior thereto, hold immediately afterward the same proportionate equity interests in the entity that owns all or substantially all of our assets.

Tax Withholding

Each participant will be required to make arrangements satisfactory to the plan administrator regarding payment of up to the maximum statutory tax rates in the participant’s applicable jurisdiction with respect to any award granted under the 2021 Plan, as determined by us. We have the right, to the extent permitted by applicable law, to deduct any such taxes from any payment of any kind otherwise due to the participant. With the approval of the plan administrator, the participant may satisfy the foregoing requirement by either electing to have us withhold from delivery of shares of common stock, cash or other property, as applicable, or by delivering already owned unrestricted shares of common stock, in each case, having a value not exceeding the applicable taxes to be withheld and applied to the tax obligations. We may also use any other method of obtaining the necessary payment or proceeds, as permitted by applicable law, to satisfy our withholding obligation with respect to any award.

Amendment and Termination of the 2021 Plan

The 2021 Plan provides our board of directors with authority to amend, alter or terminate the 2021 Plan, but no such action impair the rights of any participant with respect to outstanding awards without the participant’s consent. The plan administrator may amend an award, prospectively or retroactively, but no such amendment may materially impair the rights of any participant without the participant’s consent. Stockholder approval of any such action will be obtained if required to comply with applicable law. The 2021 Plan will terminate on the tenth anniversary of the Effective Date (although awards granted before that time will remain outstanding in accordance with their terms).

Clawback.    If we are required to prepare a financial restatement due to the material non-compliance with any financial reporting requirement, then the plan administrator may require any Section 16 officer to repay or forfeit to us that part of the cash or equity incentive compensation received by that Section 16 officer during the preceding three years that the plan administrator determines was in excess of the amount that such Section 16 officer would have received had such cash or equity incentive compensation been calculated based on the financial results reported in the restated financial statement. The plan administrator may take into account any factors it deems reasonable in determining whether to seek recoupment of previously paid cash or equity incentive compensation and how much of such compensation to recoup from each Section 16 officer (which need not be the same amount or proportion for each Section 16 officer). The amount and form of the incentive compensation to be recouped shall be determined by the administrator in its sole and absolute discretion

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of shares of our common stock as of March 21, 2022 by (i) each person known to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our directors and named executive officers as a group. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

Name	Shares	Percentage
Directors, Director Nominees, Named Executive Officers and Named Executive Officer Nominees
Darin Myman	1,750,275	10.78%
Peter Shelus	1,000,000	6.16%
Brett Blumberg	—	—
Gabriel Daniels	—	—
Wayne D. Linsley	—	—
Joseph Nelson	2,500	—
Carly Schumer	—	—
All Director, Director Nominees, Named Executive Officers and Named Executive Officer Nominees as a group (7 persons)	2,756,650	16.98%

*	Represents beneficial ownership of less than 1%.

(1)	The address of each holder listed below, except as otherwise indicated, is 204 Nielsen Street, New Brunswick, New Jersey 08901.

(2)	The calculation in this column is based upon 19,597,419 shares of common stock outstanding on March 21, 2022. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the subject securities. Shares of common stock that are currently exercisable or convertible within 60 days of March 21, 2022 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage beneficial ownership of such person, but are not treated as outstanding for the purpose of computing the percentage beneficial ownership of any other person.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holder	736,341	$4.59	1,263,659
Equity compensation plans not approved by security holder	—	—

Total	736,341	$4.59	1,263,659

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions during our fiscal years ended December 31, 2021 and December 31, 2020 to which we have been a party, including transactions in which the amount involved in the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described elsewhere in this Annual Report on Form 10-K. We are not otherwise a party to a current related party transaction, and no transaction is currently proposed, in which the amount of the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which a related person had or will have a direct or indirect material interest.

Transactions with Related Persons

Except as described below and except for employment arrangements which are described under “executive compensation,” since January 1, 2019, there has not been, nor is there currently proposed, any transaction in which we are or were a participant, the amount involved exceeds the lesser of $120,000 or 1% of the average of the total assets at December 31, 2021 and 2020, and any of our directors, executive officers, holders of more than 5% of our common stock or any immediate family member of any of the foregoing had or will have a direct or indirect material interest.

Our Chief Executive Officer, Mr. Darin Myman, from time to time, provides advances to the Company for working capital purposes. At December 31, 2021 and 2020, the Company had a payable to the officer of $203 and $194, respectively, which is presented as due to related party on the balance sheets. These advances are short-term in nature and non-interest bearing. During the years ended December 31, 2021 and 2020, respectively, Mr. Myman provided advances to the Company for working capital purposes totaling of $177,624 and $265,623 and the Company repaid $177,615 and $279,114 of these advances, respectively.

On May 29, 2015, we entered into a promissory note agreement, providing for the issuance of a note in the principal amount of $30,000 to Silo Pharma, Inc. The note was due on July 29, 2015. The annual interest rate for the loan is 10%. We defaulted to repay the note when it was due. On February 25, 2016, we entered into an extension agreement with the lender to extend the maturity date of the note to December 31, 2016. In accordance with the extension agreement, the lender and us agreed to increase the amount of the principal amount of the note by $5,000 as penalty for our failure to repay the note on July 29, 2015. In connection with the increase in principal amount of $5,000, we recorded non-cash interest expense of $5,000 on February 25, 2016. On October 25, 2017, we agreed to pay an additional $5,000 as penalty fee for the extension of maturity date to June 30, 2018. Between October 2018 and November 2018, we paid a total principal amount of $10,000. Between March 2019 and December 2019, we paid a total principal amount of $13,500. During the year ended December 31, 2020, we paid a total principal amount of $9,000. As of December 31, 2020 and 2019, the principal balance of this note was $7,500 and $16,500, respectively. This note is currently in default. We fully paid the principal amount of $7,500 in February 2021.

As of December 31, 2021 and 2020, accrued interest related to the note payable – related party above amounted to $16,364 and $16,282, respectively, and is included in accounts payable and accrued expenses on the accompanying balance sheets.

Related Persons Transaction Policy

We have adopted a formal policy regarding approval of transactions with related parties. For purposes of our policy only, a related person transaction is a transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we and any related person are, were or will be participants in which the amount involved exceeds the lesser of $120,000 or one percent of our total assets at year-end for our last two completed fiscal years. Transactions involving compensation for services provided to us as an employee or director are not covered by this policy. A related person is any executive officer, director or beneficial owner of more than 5% of any class of our voting securities, including any of their immediate family members and any entity owned or controlled by such persons.

Under the policy, if a transaction has been identified as a related person transaction, including any transaction that was not a related person transaction when originally consummated or any transaction that was not initially identified as a related person transaction prior to consummation, our management must present information regarding the related person transaction to our audit committee, or, if audit committee approval would be inappropriate, to another independent body of our board of directors, for review, consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to us of the transaction and whether the transaction is on terms that are comparable to the terms available to or from, as the case may be, an unrelated third party or to or from employees generally. Under the policy, we will collect information that we deem reasonably necessary from each director, executive officer and, to the extent feasible, significant shareholder to enable us to identify any existing or potential related-person transactions and to effectuate the terms of the policy. In addition, under our code of business conduct and ethics, our employees and directors will have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest. In considering related person transactions, our audit committee, or other independent body of our board of directors, will take into account the relevant available facts and circumstances including, but not limited to:

●	the risks, costs and benefits to us;

●	the impact on a director’s independence in the event that the related person is a director, immediate family member of a director or an entity with which a director is affiliated;

●	the availability of other sources for comparable services or products; and

●	the terms available to or from, as the case may be, unrelated third parties or to or from employees generally.

The policy requires that, in determining whether to approve, ratify or reject a related person transaction, our audit committee, or other independent body of our board of directors, must consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, our best interests and those of our shareholders, as our audit committee, or other independent body of our board of directors, determines in the good faith exercise of its discretion.

Director Independence

The Nasdaq Stock Market LLC (“Nasdaq”) requires that a majority of our board of directors must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. The board has determined that Wayne D. Linsley, Carly Schumer and Joseph Nelson are “independent”. Our board currently consists of three independent directors and two non-independent directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed by D. Brooks and Associates CPAs, P.A. as described below:

	2021	2020
Audit Fees	$62,000	$24,700
Audit Related Fees	$–	$–
Tax Fees	$–	$–
All Other Fees	$–	$–
Total	$62,000	$24,700

(1)	Audit Fees are paid for professional services rendered for the audit of the Company’s annual consolidated financial statements and reviews of the Company’s unaudited condensed consolidated financial statements.

Pre-Approval Policies and Procedures

Our Board of Directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by our Board of Directors before the respective services were rendered.

Our Board of Directors has considered the nature and amount of fees billed by our independent registered public accounting firm and believe that the provision of services for activities unrelated to the audit is compatible with maintaining their respective independence.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

The consolidated financial statements required by this Item are included beginning at page F-1.

(1)	Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the consolidated financial statements or the notes thereto.

(b)	Exhibits

The following documents are included as exhibits to this report.

Exhibit Number	Title of Document
3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Form S-1 filed on July 2, 2021)

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Form S-1/A filed on August 9, 2021)

3.3	Certificate of Designation of Series A Preferred Stock (Incorporated by reference to Exhibit 3.3 to the Company’s Form S-1/A filed on August 9, 2021)

3.4	Certificate of Amendment to Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.4 to the Company’s Form S-1/A filed on August 9, 2021)

3.5	Certificate of Change to Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.5 to the Company’s Form S-1/A filed on August 9 2021)

4.1	Form of Series A Warrant Agent Agreement including Form of Series A Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Form S-1/A filed on August 9, 2021)

4.2	Form of Representative’s Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Form S-1/A filed on August 9, 2021)

4.3	Form of Stock Certificate (Incorporated by reference to Exhibit 4.3 to the Company’s Form S-1/A filed on August 9, 2021)

10.1+	Employment Agreement between the Company and Brett Blumberg (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 16, 2022)

10.2	Media Partnership Plan by and between, Datchat, Inc. and Bartsool Sports (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 13, 2021)

10.3	Statement of Work by and between, Datchat, Inc. and IZEA Worldwide, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 24, 2021)

10.4	2021 Equity Incentive Plan and forms of award agreements thereunder (Incorporated by reference to Exhibit 10.2 to the Company’s Form S-1/A filed on August 9, 2021)

23.1*	Consent of D. Brooks and Associates CPAs, P.A.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover Page Interactive Data File – the cover page of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 is formatted in Inline XBRL

*	Filed herewith.
+	Indicates a management contract or any compensatory plan, contract or arrangement.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of March, 2022.

DATCHAT, INC.

/s/ Darin Myman
Darin Myman
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Brett Blumberg
Brett Blumberg
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Darin Myman	Chief Executive Officer and Director	March 29, 2022
(Principal Executive Officer)

/s/ Brett Blumberg	Chief Financial Officer	March 29, 2022
Brett Blumberg	(Principal Financial and Accounting Officer)
/s/ Peter Shelus	Chief Technology Officer and Director	March 29, 2022
Peter Shelus
/s/ Gabriel Daniels	Chief Information Officer	March 29, 2022
Gabriel Daniels
/s/ Wayne D. Linsley	Director	March 29, 2022
Wayne D. Linsley
/s/ Joseph Nelson	Director	March 29, 2022
Joseph Nelson
/s/ Carly Schumer	Director	March 29, 2022
Carly Schumer

DATCHAT, INC.

INDEX TO FINANCIAL STATEMENTS

December 31, 2021 and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of DatChat, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of DatChat, Inc. (the Company) as of December 31, 2021 and 2020, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2021 and 2020, and the related notes to the financial statements (collectively referred to as the financial statements).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years ended December 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

D. Brooks and Associates CPAs, P.A.

We have served as the Company’s auditors since 2016.

Palm Beach Gardens, Florida

March 25, 2022

DATCHAT, INC.

BALANCE SHEETS

	December 31,
	2021	2020

ASSETS

CURRENT ASSETS:
Cash	$20,199,735	$690,423
Accounts receivable	278	-
Prepaid expenses and other current assets	376,973	25,260

Total Current Assets	20,576,986	715,683

OTHER ASSETS:
Property and equipment, net	53,720	-
Operating lease right-of-use asset, net	184,309	28,632
Total Non-Current Assets	238,029	28,632

Total Assets	$20,815,015	$744,315

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$517,039	$119,622
Note payable, current portion	-	4,045
Note payable - related party	-	7,500
Operating lease liability, current portion	53,897	28,632
Deferred revenues	8,850	-
Due to related party	203	194

Total Current Liabilities	579,989	159,993

Long-term liabilities:
Note payable, less current	-	1,997
Operating lease liability, less current portion	151,012	-
Total long-term liabilities:	151,012	1,997

Total Liabilities	731,001	161,990

Commitments and Contingencies - (Note 6)

STOCKHOLDERS’ EQUITY:
Preferred stock ($0.0001 par value; 20,000,000 shares authorized) Series A Preferred stock ($0.0001 Par Value; 1 Share Authorized; none issued and outstanding at December 31, 2021 and 2020)	-	-
Common stock ($0.0001 par value; 180,000,000 shares authorized; 19,597,419 and 12,727,820 shares issued and outstanding at December 31, 2021 and 2020, respectively)	1,960	1,273
Common stock to be issued 1,389 and 52,782 shares, at December 31, 2021 and 2020, respectively)	-	5
Additional paid-in capital	47,672,600	17,342,559
Accumulated deficit	(27,590,546)	(16,761,512)

Total Stockholders’ Equity	20,084,014	582,325

Total Liabilities and Stockholders’ Equity	$20,815,015	$744,315

See accompanying notes to financial statements.

DATCHAT, INC.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020

NET REVENUES	$4,445	$-

OPERATING EXPENSES:
Compensation and related expenses	2,963,294	494,002
Marketing and advertising expenses	5,090,763	220,881
Professional and consulting expenses	2,100,317	263,245
General and administrative expenses	688,621	106,303

Total operating expenses	10,842,995	1,084,431

OTHER INCOME (EXPENSE)
Interest expense	(127)	(45,499)
Gain from extinguishment of debt	-	143,353
Gain from forgiveness of debt	6,127	-
Other income	-	7,000
Interest income	3,516	107

Total other income, net	9,516	104,961

NET LOSS	$(10,829,034)	$(979,470)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.71)	$(0.07)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	15,334,338	13,245,088

See accompanying notes to financial statements.

DATCHAT, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2021 and 2020

					Common Stock		Additional		Total Stockholders’
	Preferred Stock		Common Stock		to be issued		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2019	-	$-	13,175,355	$1,318	125	$-	$15,440,844	$(15,782,042)	$(339,880)

Sale of common stock, net of offering costs	-	-	436,354	44	51,268	5	1,881,626	-	1,881,675

Common stock issued for services	-	-	5,000	-	-	-	20,000	-	20,000

Common stock issued for cashless exercise of stock warrants	-	-	111,111	11	1,389	-	(11)	-	-

Cancellation of repurchase common stock	-	-	(1,000,000)	(100)	-	-	100	-	-

Net loss for the year ended December 31, 2020	-	-	-	-	-	-	-	(979,470)	(979,470)

Balance, December 31, 2020	-	-	12,727,820	1,273	52,782	5	17,342,559	(16,761,512)	582,325

Sale of common stock, net of offering costs	-	-	3,730,525	373	-	-	13,670,701	-	13,671,074

Common stock issued for common stock issuable	-	-	51,018	5	(51,393)	(5)	-	-	-

Common stock issued for exercise of Series A warrants	-	-	2,882,785	288	-	-	14,355,984	-	14,356,272

Common stock issued for services	-	-	205,000	21	-	-	419,979	-	420,000

Stock based compensation in connection with stock option grants	-	-	-	-	-	-	1,533,377	-	1,533,377

Accretion of stock-based compensation for services	-	-	-	-	-	-	350,000	-	350,000

Fractional shares due to reverse split	-	-	21	-	-	-	-	-	-

Net loss for the year ended December 31, 2021	-	-	-	-	-	-	-	(10,829,034)	(10,829,034)

Balance, December 31, 2021	-	$-	19,597,169	$1,960	1,389	$-	$47,672,600	$(27,590,546)	$20,084,014

See accompanying notes to the financial statements.

DATCHAT, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,829,034)	$(979,470)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of ROU asset	43,221	23,948
Depreciation	2,319	-
Gain from extinguishment of debt	-	(143,353)
Gain from forgiveness of debt	(6,127)	-
Stock-based compensation	2,303,377	20,000
Changes in operating assets and liabilities:
Accounts receivable	(278)	-
Prepaid expenses	(351,713)	(19,260)
Accounts payable and accrued expenses	397,502	26,506
Deferred revenues	8,850	-
Operating lease liability	(22,621)	(23,948)

NET CASH USED IN OPERATING ACTIVITIES	(8,454,504)	(1,095,577)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(56,039)	-

NET CASH USED IN INVESTING ACTIVITIES	(56,039)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from a related party	177,624	265,623
Payments on related party advances	(177,615)	(279,114)
Repayment of notes payable - related party	(7,500)	(9,000)
Proceeds from notes payable	-	6,042
Repayment of convertible notes payable	-	(150,000)
Proceeds from exercise of Series A warrants	14,356,272	-
Net proceeds from sale of common stock and common stock to be issued, net of offering costs	13,671,074	1,881,675

NET CASH PROVIDED BY FINANCING ACTIVITIES	28,019,855	1,715,226

NET INCREASE IN CASH	19,509,312	619,649

CASH - beginning of year	690,423	70,774

CASH - end of year	$20,199,735	$690,423

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$1,500
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Advance deposit applied towards repayment of convertible note payable pursuant to the Securities Purchase Agreement	$-	$100,000
Common stock issued for future services	$50,000	$-

See accompanying notes to the financial statements.

DATCHAT, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021 and 2020

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

DatChat, Inc. (the “Company”) was incorporated in the State of Nevada on December 4, 2014 under the name of YssUp, Inc. On March 4, 2015, the Company’s corporate name was changed to Dat Chat, Inc. In August 2016, the Board of Directors of the Company approved to change the name of the Company from Dat Chat, Inc. to DatChat, Inc. The Company established a fiscal year end of December 31. The Company’s principal business is focused on its mobile messaging application that provides a traditional messaging platform, while providing users with complete privacy and control features for their sent messages. The Company’s mobile messaging application is called DatChat Messenger. Once the Company achieves critical mass of users, the Company will offer new features and will charge fees and generate revenues from the added features.

On July 28, 2021, the Company filed a certificate of change to the Company’s amended and restated certificate of incorporation, with the Secretary of State of the State of Nevada to effectuate a one-for-two (1:2) reverse stock split (the “Reverse Stock Split”) of the Company’s common stock. Proportional adjustments for the Reverse Stock Split were made to the Company’s outstanding stock options, warrants and equity incentive plans. All share and per-share data and amounts have been retroactively adjusted as of the earliest period presented in the financial statements to reflect the Reverse Stock Split.

Basis of presentation and liquidity

As reflected in the accompanying financial statements, the Company has incurred a net loss of $10,829,034 and used cash in operations of $8,454,504, for the year ended December 31, 2021.  Additionally, the Company has an accumulated deficit of $27,590,546 at December 31, 2021 and has generated minimal revenues since inception. During the year ended December 31, 2021, the Company has received net proceeds of approximately $13.7 million from the sale of its securities in connection with an initial public offering and gross proceeds of approximately $14.4 million from the exercise of the Company’s Series A warrants (see Note 5). As of December 31, 2021, the Company had working capital of $19,996,997. These events served to mitigate the conditions that historically raised substantial doubt about the Company’s ability to continue as a going concern. The Company believes the proceeds raised during the year ended December 31, 2021 will provide sufficient cash flows to meet its obligations for a minimum of twelve months from the date of this filing.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. The reclassified amounts have no impact on the Company’s previously reported financial position or results of operations and relates to the presentation of marketing and advertising expenses separately on the statements of operation previously included in general and administrative expenses.

Cash and cash equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. There were no highly liquid debt instruments and other short-term investments as of December 31, 2021 and 2020. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company’s account at this institution is insured by the FDIC up to $250,000. At December 31, 2021 and 2020, the Company had cash in excess of FDIC limits of approximately $19.9 million and $440,000, respectively. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Fair value measurements and fair value of financial instruments

The carrying value of certain financial instruments, including cash, accounts payable and accrued expenses, deferred revenues, notes payable, notes payable – related party and due to related party are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

Revenue recognition

The Company recognizes revenue in accordance with ASC Topic 606 Revenue from Contracts with Customers, which requires revenue to be recognized in a manner that depicts the transfer of goods or services to customers in amounts that reflect the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company recognizes revenues from subscription fees on the Company’s messaging application in the month they are earned. This revenue is initially deferred and is recognized using the straight-line method over the term of the applicable subscription period. Revenue from lifetime subscriptions is deferred over the average estimated expected period of the subscriber relationship, which is currently estimated to be twelve months. As of December 31, 2021 and 2020, deferred revenues amounted to $8,850 and $0, respectively.

DATCHAT, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021 and 2020

Advertising Costs

The Company applies ASC 720 “Other Expenses” to account for advertising related costs. Pursuant to ASC 720-35-25-1, the Company expenses the advertising costs as they are incurred. Advertising costs were $5,090,763 and $220,881 for the years ended December 31, 2021 and 2020, respectively, and are included in marketing and advertising expenses on the statements of operations.

Leases

The Company applied ASC Topic 842, Leases (Topic 842) to arrangements with lease terms of 12 months or more. Operating lease right of use assets (“ROU”) represents the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company use an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in general and administrative expenses in the statements of operations.

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

	December 31,
	2021	2020
Common stock equivalents:
Common stock warrants	736,341	125,000
Common stock options	1,054,200	-
Total	1,790,541	125,000

DATCHAT, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021 and 2020

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on its financial statements.

NOTE 2 – OPERATING LEASE RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

In January 2019, the Company renewed and extended the term of its lease facility for another three-year period from January 2019 to December 2021 starting with a monthly base rent of $2,567 plus a pro rata share of operating expenses beginning January 2019. The base rent was subject to annual increases beginning the 2nd and 3rd lease year as defined in the lease agreement. In addition to the monthly base rent, the Company is charged separately for common area maintenance which is considered a non-lease component. These non-lease component payments are expensed as incurred and are not included in operating lease assets or liabilities. On August 27, 2021, the Company entered into an amendment agreement with the same landlord to modify the lease to relocate and increase the square footage of the lease premises whereby the lease term commenced on October 1, 2021 and will end on December 31, 2024 (see Note 6).

On August 27, 2021, upon the execution of the amendment agreement, the Company recorded right-of-use assets and operating lease liabilities of $198,898. The remaining lease term for the operating lease is 3 years and the incremental borrowing rate is 18.0% (based on historical borrowing rates) at December 31, 2021.

Right-of- use assets are summarized below:

	December 31, 2021	December 31, 2020
Office lease (36 months)	$271,507	$72,609
Less accumulated amortization	(87,198)	(43,977)
Right-of-use asset, net	$184,309	$28,632

Operating Lease liabilities are summarized below:

	December 31, 2021	December 31, 2020
Office lease	$271,507	$72,609
Reduction of lease liability	(66,598)	(43,977)
Total lease liability	204,909	28,632
Less: current portion	53,897	28,632
Long term portion of lease liability	$151,012	$-

Minimum lease payments under non-cancelable operating lease at December 31, 2021 are as follows:

For the year ended:
December 31, 2022	$86,520
December 31, 2023	89,193
December 31, 2024	92,100

Total	$267,813
Less: present value discount	(62,904)
Total operating lease liability	$204,909

NOTE 3 – RELATED PARTY TRANSACTIONS

Due to Related Party

The Company’s officer, Mr. Darin Myman, from time to time, provides advances to the Company for working capital purposes. At December 31, 2021 and 2020, the Company had a payable to the officer of $203 and $194, respectively, which is presented as due to related party on the balance sheets. These advances are short-term in nature and non-interest bearing. During the years ended December 31, 2021 and 2020, respectively, Mr. Myman provided advances to the Company for working capital purposes totaling of $177,624 and $265,623 and the Company repaid $177,615 and $279,114 of these advances, respectively.

DATCHAT, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021 and 2020

Notes Payable – Related Party

On May 29, 2015, the Company entered into a promissory note agreement, providing for the issuance of a note in the principal amount of $30,000 to a principal stockholder of the Company. The note was due on July 29, 2015. The annual interest rate for the loan is 10%. The Company defaulted to repay the note when it was due. On February 25, 2016, the Company entered into an extension agreement with the lender to extend the maturity date of the note to December 31, 2016. In accordance with the extension agreement, the Company and the lender agree to increase the amount of the principal amount of the note by $5,000 as penalty for the Company’s failure to repay the note on July 29, 2015. In connection with the increase in principal amount of $5,000, the Company recorded non-cash interest expense of $5,000 on February 25, 2016. On October 25, 2017, the Company agreed to pay an additional $5,000 as penalty fee for the extension of maturity date to June 30, 2018. Between October 2018 and November 2018, the Company paid a total principal amount of $10,000. Between March 2019 and December 2019, the Company paid a total principal amount of $13,500. During the year ended December 31, 2020, the Company paid a total principal amount of $9,000. The Company fully paid the principal amount of $7,500 in February 2021. As of December 31, 2021 and 2020, the principal balance of this note was $0 and $7,500, respectively.

As of December 31, 2021 and 2020, accrued interest related to the note payable – related party above amounted to $16,364 and $16,282, respectively, and is included in accounts payable and accrued expenses on the accompanying balance sheets.

NOTE 4 – NOTES PAYABLE

Notes payable to unrelated parties is summarized below:

	As of December 31, 2020	As of December 31, 2020
Principal amount	$-	$6,042
Less: current portion	-	(4,045)
Notes payable - long term portion	$-	$1,997

Paycheck Protection Program Funding

On May 4, 2020, the Company received federal funding in the amount of $6,042 through the Paycheck Protection Program (the “PPP”). PPP funds have certain restrictions on use of the funding proceeds, and generally must be repaid within two (2) years or May 2022 at 1% interest. The PPP loan may, under circumstances, be forgiven. There shall be no payment due by the Company during the six months period beginning on the date of the note (“Deferral Period”). Commencing one month after the expiration of the Deferral Period, the Company shall pay the lender monthly payments of principal and interest, each in equal amount required to fully repay by the maturity date. If a payment on this note is more than ten days late, the lender shall charge a late fee of up to 5% of the unpaid portion of the regularly scheduled payment. As of December 31, 2020, the principal balance of this note amounted to $6,042 and accrued interest of $40. During the year ended December 31, 2021, the principal and accrued interest under the PPP loan was forgiven in full. Accordingly, the Company recorded the principal balance and accrued interest for a total of $6,127 to gain from forgiveness of debt during the year ended December 31, 2021.

NOTE 5 – STOCKHOLDERS’ EQUITY

Shares Authorized

The authorized capital stock consists of 200,000,000 shares, of which 180,000,000 are shares of common stock and 20,000,000 are shares of preferred stock.

Reverse Stock Split

On July 28, 2021, the Company filed a certificate of change to the Company’s amended and restated certificate of incorporation, with the Secretary of State of the State of Nevada, to effectuate a one-for-two (1:2) reverse stock split of the Company’s common stock. Proportional adjustments for the Reverse Stock Split were made to the Company’s outstanding stock options, warrants and equity incentive plans. All share and per-share data and amounts have been retroactively adjusted as of the earliest period presented in the consolidated financial statements to reflect the Reverse Stock Split.

2021 Omnibus Equity Incentive Plan

On July 26, 2021, the Company adopted the 2021 Omnibus Equity Incentive Plan, and authorized the reservation of 2,000,000 shares of common stock for future issuances under the plan.

DATCHAT, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021 and 2020

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

As of December 31, 2021 and 2020, there were no Series A Preferred Stock outstanding.

Common Stock

Sale of Common Stock

During the year ended December 31, 2020, the Company sold 487,622 shares of its common stock at $4.00 per common share for gross proceeds of $1,950,486 and net proceeds of $1,881,675 after escrow fees related to private placement sale. In connection with these sales of common stock, the Company issued 436,354 shares of common stock and there were 51,268 shares of commons stock to be issued as of December 31, 2020 and were issued during the year ended December 31, 2021.

During the year ended December 31, 2021, the Company sold an aggregate of 405,224 shares of its common stock at $4.00 per common share for gross proceeds of $1,620,896 and net proceeds of $1,589,237 after escrow fees related to private placement sale.

As of December 31, 2021 and 2020, there were a total of 1,389 and 52,782 shares of common stock to be issued, respectively.

Initial Public Offering

On August 12, 2021, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with EF Hutton, division of Benchmark Investments, LLC, in connection with the initial public offering (the “Offering”) of 3,325,301 shares of the its common stock and Series A warrants (the “Series A Warrants”) to purchase up to 3,325,301 shares of the its common stock for gross proceeds of $13,800,000, before deducting underwriting discounts, commissions, and other offering expenses, including legal expenses related to the Offering of $1,718,163 which are offset against the proceeds in additional paid in capital resulting in net proceeds to the Company of $12,081,837. The Offering closed on August 17, 2021, and the underwriter subsequently exercised its over-allotment option, which closed on August 23, 2021.

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

Common Stock for Services

On June 11, 2020, the Company entered into a one-year Advisory Board Agreement with an individual who will act as a member to the Company’s Advisory Board. In accordance with this agreement the Company issued 5,000 shares of its common stock as consideration for the services provided. The Company valued these common shares at the fair value of $20,000 or $4.00 per common share based on sales of common stock in the recent private placement. The Company recorded stock-based consulting of $20,000 and was included in professional and consulting as reflected in the accompanying statements of operations for the year ended December 31, 2020.

In March 2021, the Company issued an aggregate of 105,000 shares of common stock for consulting and professional services rendered. The Company valued these common shares at the fair value of $420,000 or $4.00 per common share based on sales of common stock in the recent private placement. The Company recorded stock-based consulting of $420,000 which is included in professional and consulting expenses in the accompanying statements of operations for the year ended December 31, 2021.

In February 2021, the Company entered into a one-year Advisory Board Agreement with an individual who will act as an advisor to the Company’s Board. In accordance with this agreement the Company issued 100,000 shares of its common stock as consideration for the services provided. The Company valued these common shares at a fair value of $400,000 or $4.00 per common share based on sales of common stock in the recent private placement. The Company recorded stock-based consulting of $350,000 which was included in professional and consulting expenses in the accompanying statements of operations for the year ended December 31, 2021 and the remaining balance of $50,000 as of December 31, 2021 has been deferred and included as a contra-equity account within additional paid in capital and will be amortized into expense over the remaining term of the agreement.

DATCHAT, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021 and 2020

Common Stock Issued Upon Exercise of Series A Warrants

Between August 27, 2021 and October 5, 2021, the Company received aggregate gross proceeds of $14,356,272 from the exercise of 2,882,785 Series A Warrants, resulting in an aggregate issuance of 2,882,785 shares of common stock.

Common Stock Issued Upon Cashless Exercise of Warrants

In March 2020, the Company issued 111,111 shares of its common stock in connection with the cashless exercise of 125,000 warrants. There remains 1,389 shares of common stock issuable related to this cashless exercise as of December 31, 2021 and 2020. The exercise price was based on contractual terms of the related debt.

Cancellation of Common Stock and Stock Warrants

In October 2020, the Company fully paid the $250,000 purchase price in connection with the Securities Purchase Agreement with Spherix entered into in October 2019 which resulted in the cancellation of 1,000,000 shares of the Company’s common stock and 1,125,000 common stock warrants previously owned by Spherix.

Common Stock Warrants

A summary of the Company’s outstanding stock warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2019	1,312,500	$0.40	3.00
Exercised	(125,000)	$0.40	2.26
Canceled	(1,125,000)	$0.40	2.24
Balance at December 31, 2020	62,500	$0.40	1.59
Granted	3,556,626	$4.98	4.65
Exercised	(2,882,785)	$4.98	4.65
Balance at December 31, 2021	736,341	$4.59	4.30
Warrants exercisable at December 31, 2021	505,016	$4.41	4.14

At December 31, 2021, the aggregate intrinsic value of warrants outstanding was $164,375.

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

DATCHAT, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021 and 2020

On December 26, 2021, the Company granted 10,000 options to purchase the Company’s common stock to an employee of the Company. The options have a term of 5 years from the date of grant and are exercisable at an exercise price of $4 per share. The options vest 25% every six months from date of grant for two years.

On December 24, 2021, the Company entered into a Separation and General Release Agreement (the “Separation Agreement”) with the Company’s former Chief Operating Officer. Pursuant to the Separation Agreement the Company paid a severance fee of $35,000 on December 30, 2021. Additionally, 10,000 stock options previously granted in August 2021 vested immediately and shall be exercisable until one year from the initial grant date. The total remaining 140,000 options (115,000 options was granted in August 2021 and 25,000 option was granted in September 2021) which have not vested was forfeited and cancelled.

The stock options were valued at the grant date using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate ranging from 0.44% to 0.98%, expected dividend yield of 0%, expected option term of 3 years using the simplified method and expected volatility ranging from 159% to 163% based on comparable and calculated volatility. The Company recognized a total stock-based expenses of $1,533,377 of which $1,090,027 was recorded in compensation and related expenses and $443,350 was recorded in professional and consulting expenses as reflected in the statements of operations during the year ended December 31, 2021. A balance of $5,251,820 remains to be expensed over future vesting periods related to unvested stock options issued for services to be expensed over a weighted average period of 1.08 years.

There was no stock option activity during the year ended December 31, 2020. The following is a summary of the Company’s stock option activity for the year ended December 31, 2021 as presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2020	—	$—	—
Granted	1,194,200	$14.28	4.58
Cancelled	(140,000)	11.38	4.75
Balance at December 31, 2021	1,054,200	$14.66	4.64

Options exercisable at end of period	10,000	$6.25	0.65
Options expected to vest	1,044,200	$14.74
Weighted average fair value of options granted during the period		$5.89

At December 31, 2021, the aggregate intrinsic value of options outstanding was $0.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Operating Lease Agreement

In January 2019, the Company renewed and extended the term of its lease facility for another three-year period from January 2019 to December 2021 starting from a monthly base rent of $2,567 plus a pro rata share of operating expenses beginning January 2019 (see Note 2). The base rent is subject to annual increases beginning the 2nd and 3rd lease year as defined in the lease agreement. During the years ended December 31, 2021 and 2020 rent expense related to this lease was $31,693 and $36,169, respectively, and was included in general and administrative expenses on the accompanying statements of operations. On August 27, 2021, the Company entered into an amendment agreement with the same landlord to modify the facility lease to relocate and increase the square footage of the lease premises (see Notes 2). The term of the lease shall commence on October 1, 2021 to December 31, 2024 with a new monthly base rent of $7,156 plus a pro rata share of operating expenses beginning January 2022. The base rent will be subject to 3% annual increases beginning the 2nd and 3rd lease year as defined in the amended lease agreement. Rent expense amounted $52,294 and $36,169 for the years ended December 31, 2021 and 2020, respectively, and was included in general and administrative expenses.

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

DATCHAT, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021 and 2020

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

Marketing Agreements

In September 2021, the Company executed a marketing agreement for various social media marketing and ad campaigns that ran through October 2021 to December 2021. The total marketing fees for this campaign were approximately $1 million and was expensed to marketing and advertising expense during the year ended December 31, 2021.

In October 2021, the Company executed a marketing agreement for various social media marketing and ad campaigns that ran through October 2021 to December 2021. The total marketing fees for this campaign will be approximately $3 million and was expensed to marketing and advertising expense during the year ended December 31, 2021.

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

NOTE 7 – INCOME TAXES

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets at December 31, 2021 and 2020 consist of net operating loss carryforwards.

The Company has incurred aggregate net operating losses of approximately $12,999,886 for income tax purposes as of December 31, 2021. The net operating losses carry forward for United States income taxes, which may be available to reduce future years’ taxable income. Management believes that the realization of the benefits from these losses appears unlikely due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset resulting from the net operating losses to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as necessary.

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the years ended December 31, 2021 and 2020 were as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Income tax benefit at U.S. statutory rate	$(2,274,097)	$(205,689)
Income tax benefit – State	(541,452)	(48,973)
Non-deductible (income) expenses	598,878	(32,073)
Change in valuation allowance	2,216,671	286,735
Total provision for income tax	$—	$—

DATCHAT, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021 and 2020

The Company’s approximate net deferred tax asset at December 31, 2021 and 2020 was as follows:

Deferred Tax Asset:	December 31, 2021	December 31, 2020
Net operating loss carryforward	$3,379,971	$1,163,300
Valuation allowance	(3,379,971)	(1,163,300)
Net deferred tax asset	$—	$—

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act decreases the U.S. corporate federal income tax rate from a maximum of 34% to a flat 21% effective January 1, 2018. The Act also includes a number of other provisions including, among others, the elimination of net operating loss carrybacks and limitations on the use of future losses, the repeal of the Alternative Minimum Tax regime and the repeal of the domestic production activities deduction. These provisions are not expected to have a material effect on the Corporation. Given the significant complexity of the Act and anticipated additional implementation guidance from the Internal Revenue Service, further implications of the Act may be identified in future periods.

Of the $12,999,886 of available net operating losses, $1,403,306 begin to expire in 2034 and $11,596,580 which were generated after the Act’s effective date can be utilized indefinitely subject to annual usage limitations.

The Company provided a valuation allowance equal to the deferred income tax asset for the years ended December 31, 2021 and 2020 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. The increase in the allowance was $2,216,671 and $286,735 in years 2021 and 2020.

Additionally, the future utilization of the net operating loss carryforward to offset future taxable income may be subject to an annual limitation as a result of ownership changes that could occur in the future. If necessary, the deferred tax assets will be reduced by any carryforward that expires prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance.

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2019, 2020 and 2021 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

NOTE 8 – SUBSEQUENT EVENTS

On December 26, 2021, the Company approved the grant of 150,000 options to purchase the Company’s common stock to a newly hired employee of the Company. The options have a term of 5 years from the date of grant and are exercisable at an exercise price of $4 per share. The options vest 25% every six months from date of grant for two years. The employee service date shall start on January 10, 2022 or the grant date which is when the Company will start recognizing stock-based expenses.

On January 20, 2022, the Company has signed a Letter of Intent to acquire Avila Security Corporation (“Avila Security”) effectuating the Company to secure four issued patents and two pending applications, subject to customary closing conditions. The transaction terms include $1 million in cash and the greater of 739,650 shares of restricted common stock or $2.5 million of restricted shares of the Company’s common stock based on the previous 30-day average closing share price at closing. In the event of failure to enter into a merger agreement on or before April 19, 2022, the terms of the Letter of Intent shall terminate unless extended by mutual written agreement of both parties. Currently, the transaction has not closed yet.

On February 15, 2022, (the “Effective Date”) the Company’s Board of Directors (the “Board”) accepted Chief Financial Officer, Vadim Mats’ resignation, effective immediately. On February 15, 2022, the Board appointed Brett Blumberg as Chief Financial Officer (“CFO”) of the Company. In connection with his appointment as CFO, the parties entered into an Employment Agreement. The CFO’s employment hereunder shall continue until the first anniversary thereof, unless terminated earlier pursuant to Section 5 of the Agreement; provided that, on such first anniversary of the Effective Date and each annual anniversary thereafter (such date and each annual anniversary thereof, a “Renewal Date”), the Agreement shall be deemed to be automatically extended, upon the same terms and conditions, for successive periods of one year, unless either party provides written notice of its intention not to extend the term of the Agreement at least thirty (30) days’ prior to the applicable Renewal Date. The period during which the Employee is employed by the Company hereunder is hereinafter referred to as the “Employment Term”. During the Employment Term, the Company shall pay to CFO an initial base salary at the annual rate of Sixty Thousand ($60,000) Dollars as compensation. For each twelve (12) month period of the Employment Term, the Employee shall be eligible to receive a bonus (the “Bonus”). However, the decision to provide any Bonus and the amount and terms of any Bonus shall be in the sole and absolute discretion of the Board of Directors of the Company. Any such Bonus shall be payable within one hundred twenty (120) days following the expiration of each annual anniversary. Further, any such Bonus shall be payable at the Company’s sole option in stock or in cash. Additionally, subject to the approval of the Compensation Committee, the CFO will be granted an option (the “Stock Options”) to purchase up to 50,000 shares of the Corporation’s Common Stock at an exercise price equal to the closing price of the Corporation’s Common Stock on the date of grant, under the Corporation’s 2021 Equity Incentive Plan (the “Plan”). The Option will be subject to the terms and conditions of the Plan, as set forth in the Plan and the applicable Incentive Stock Option Agreement.

On March 14, 2022, the Company granted an aggregate of 115,000 options to purchase the Company’s common stock to four newly hired employees of the Company. The options have a term of 5 years from the date of grant and are exercisable at an exercise price of $4.00 per share. The options vest 25% every six months from date of grant for two years.