Form 10-Q
period 2022-03-31
DatChat, Inc.
filed 2022-05-16
CIK 1648960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 001-40729

DATCHAT, INC.

(Exact name of registrant as specified in its charter)

Nevada	47-2502264
(State or Other Jurisdiction	IRS Employer
of Organization)	Identification Number

204 Nielsen Street, 1st Floor
New Brunswick, NJ	08901
(Address of principal executive offices)	(Zip code)

(732) 374-3529

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	DATS DATSW	The Nasdaq Capital Market

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of common stock outstanding as of May 12, 2022 was 19,597,419.

DATCHAT, INC.

FORM 10-Q

March 31, 2022

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “believe,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan” and “would.” For example, statements concerning financial condition, possible or assumed future results of operations, growth opportunities, industry ranking, plans and objectives of management, markets for our common stock and future management and organizational structure are all forward-looking statements. Forward-looking statements are not guarantees of performance. They involve known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to differ materially from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement.

Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed throughout our Annual Report on Form 10-K as filed with the SEC on March 29, 2022. Some of the risks, uncertainties and assumptions that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, but are not limited to:

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

The foregoing list sets forth some, but not all, of the factors that could affect our ability to achieve results described in any forward-looking statements. You should read this Quarterly Report on Form 10-Q and the documents that we reference herein and have filed as exhibits our Annual Report on Form 10-K, completely and with the understanding that our actual future results may be materially different from what we expect. You should assume that the information appearing in this Quarterly Report on Form 10-Q is accurate as of the date hereof. Because the risk factors referred to on page 4 of our Annual Report on Form 10-K, as filed with the SEC on March 29, 2022, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all the information presented in this Quarterly Report on Form 10-Q, and particularly our forward-looking statements, by these cautionary statements.

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DATCHAT, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2022	2021

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$17,742,334	$20,199,735
Accounts receivable	-	278
Digital currencies and other digital assets	105,248	-
Prepaid expenses	201,005	376,973

Total Current Assets	18,048,587	20,576,986

OTHER ASSETS:
Property and equipment, net	72,282	53,720
Operating lease right-of-use asset, net	172,743	184,309

Total Other Assets	245,025	238,029

Total Assets	$18,293,612	$20,815,015

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$350,041	$517,039
Operating lease liability, current portion	57,013	53,897
Contract liabilities	8,069	8,850
Due to related party	-	203

Total Current Liabilities	415,123	579,989

LONG-TERM LIABILITIES:
Operating lease liability, less current portion	135,463	151,012

Total Long-Term Liabilities	135,463	151,012

Total Liabilities	550,586	731,001

Commitments and Contingencies (Note 6)

STOCKHOLDERS’ EQUITY:

Preferred stock ($0.0001 par value; 20,000,000 shares authorized) Series A Preferred stock ($0.0001 Par Value; 1 Share authorized; none issued and outstanding at March 31, 2022 and December 31, 2021)	-	-

Common stock ($0.0001 par value; 180,000,000 shares authorized; 19,597,419 shares issued and outstanding at March 31, 2022 and December 31, 2021)	1,960	1,960
Common stock to be issued (1,389 shares at March 31, 2022 and December 31, 2021)	-	-
Additional paid-in capital	48,697,458	47,672,600
Accumulated deficit	(30,956,392)	(27,590,546)

Total Stockholders’ Equity	17,743,026	20,084,014

Total Liabilities and Stockholders’ Equity	$18,293,612	$20,815,015

See accompanying notes to unaudited condensed financial statements

DATCHAT, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021

NET REVENUES	$809	$-

OPERATING EXPENSES:
Compensation and related expenses	1,674,730	279,135
Marketing and advertising expenses	438,242	48,950
Professional and consulting expenses	1,013,682	604,036
General and administrative expenses	241,634	64,687

Total operating expenses	3,368,288	996,808

LOSS FROM OPERATIONS	(3,367,479)	(996,808)

OTHER INCOME (EXPENSE)
Interest expense	-	(97)
Interest income	1,633	134

Total other income (expense), net	1,633	37

NET LOSS	$(3,365,846)	$(996,771)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.17)	$(0.08)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	19,597,419	12,963,374

See accompanying notes to unaudited condensed financial statements

DATCHAT, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

					Common Stock		Additional		Total
	Preferred Stock		Common Stock		to be Issued		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2021	-	$-	19,597,419	$1,960	1,389	$-	$47,672,600	$(27,590,546)	$20,084,014

Accretion of stock based compensation in connection with stock option grants	-	-	-	-	-	-	822,583	-	822,583

Accretion of stock-based professional fees in connection with stock option grants and shares	-	-	-	-	-	-	202,275	-	202,275

Net loss for the period	-	-	-	-	-	-	-	(3,365,846)	(3,365,846)

Balance, March 31, 2022	-	$-	19,597,419	$1,960	1,389	$-	$48,697,458	$(30,956,392)	$17,743,026

Balance, December 31, 2020	-	$-	12,727,820	$1,273	52,782	$5	$17,342,559	$(16,761,512)	$582,325

Sale of common stock, net of offering costs	-	-	403,024	40	1,675	-	1,592,932	-	1,592,972

Common stock issued for common stock issuable		-	51,018	5	(51,143)	(5)	-	-	-

Common stock issued for services	-	-	205,000	21	-	-	469,979	-	470,000

Net loss for the period	-	-	-	-	-	-	-	(996,771)	(996,771)

Balance, March 31, 2021	-	$-	13,386,862	$1,339	3,314	$-	$19,405,470	$(17,758,283)	$1,648,526

See accompanying notes to unaudited condensed financial statements

DATCHAT, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,365,846)	$(996,771)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,537	-
Amortization of ROU asset	11,566	6,686
Stock-based compensation and professional fees	1,024,858	470,000
Changes in operating assets and liabilities:
Accounts receivable	278	-
Prepaid expenses	175,968	(143,813)
Accounts payable and accrued expenses	(67,998)	20,353
Contract liabilities	(781)	-
Operating lease liability	(12,433)	(6,686)

NET CASH USED IN OPERATING ACTIVITIES	(2,230,851)	(650,231)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(22,099)	-
Purchase of digital currencies and other digital assets	(204,248)	-

NET CASH USED IN INVESTING ACTIVITIES	(226,347)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	-	95,143
Payments on related party advances	(203)	(92,707)
Repayment of notes payable - related party	-	(7,500)
Net proceeds from the sale of common stock	-	1,592,972

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(203)	1,587,908

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,457,401)	937,677

CASH AND CASH EQUIVALENTS - beginning of period	20,199,735	690,423

CASH AND CASH EQUIVALENTS - end of period	$17,742,334	$1,628,100

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Intangible assets used to pay accounts payable	$99,000	$-

See accompanying notes to unaudited condensed financial statements

DATCHAT, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021

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

On July 28, 2021, the Company filed a certificate of change to the Company’s amended and restated certificate of incorporation, with the Secretary of State of the State of Nevada to effectuate a one-for-two (1:2) reverse stock split (the “Reverse Stock Split”) of the Company’s common stock. Proportional adjustments for the Reverse Stock Split were made to the Company’s outstanding stock options, warrants and equity incentive plans. All share and per-share data and amounts have been retroactively adjusted as of the earliest period presented in the unaudited condensed financial statements to reflect the Reverse Stock Split.

Basis of presentation and liquidity

As reflected in the accompanying condensed financial statements, for the three months ended March 31, 2022 and 2021, the Company incurred a net loss of $3,365,846 and $996,771, respectively. Additionally, for the three months ended March 31, 2022 and 2021, the Company used cash in operations of $2,230,851 and $650,231, respectively. On March 31, 2022, the Company has an accumulated deficit of $30,956,392 and has generated minimal revenues since inception. During the year ended December 31, 2021, the Company received net proceeds of approximately $13.7 million from the sale of its securities in connection with initial public offering and gross proceeds of approximately $14.4 million from the exercise of the Company’s Series A warrants. As of March 31, 2022, the Company had working capital of $17,633,464. These events served to mitigate the conditions that historically raised substantial doubt about the Company’s ability to continue as a going concern. The Company believes the proceeds raised during the year ended December 31, 2021 will provide sufficient cash flows to meet its obligations for a minimum of twelve months from the date of this filing.

Management acknowledges its responsibility for the preparation of the accompanying unaudited condensed financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its financial position and the results of its operations for the periods presented. The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S. GAAP”) for interim financial information and with the instructions Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.

Certain information and note disclosure normally included in financial statements prepared in accordance with U.S. GAAP has been condensed or omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements. These unaudited condensed financial statements should be read in conjunction with the summary of significant accounting policies and notes to the financial statements for the year ended December 31, 2021 of the Company which were included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 2022.

Use of estimates

The preparation of the condensed financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates include the useful life of property and equipment, assumptions used in assessing impairment of long-term assets, the valuation of deferred tax assets, the estimate of the fair value lease liability and related right of use asset, and the fair value of non-cash equity transactions.

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

Cash and cash equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company’s account at this institution is insured by the FDIC up to $250,000. On March 31, 2022 and December 31, 2021, the Company had cash in excess of FDIC limits of approximately $17,492,334 and $19,949,735, respectively. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

DATCHAT, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022 AND 2021

(Unaudited)

Fair value measurements and fair value of financial instruments

The carrying value of certain financial instruments, including cash, accounts payable and accrued expenses, and due to related party are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

The Company analyzes all financial instruments with features of both liabilities and equity under the Financial Accounting Standard Board’s (the “FASB”) accounting standard for such instruments. Under this standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with Accounting Standards Codification (“ASC”) Topic 820.

ASC 825-10 “Financial Instruments”, allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

Accounting for digital currencies and other digital assets

The Company believes that digital currencies and other digital assets meet the definition of indefinite-lived intangible assets and accounts for them at historical cost less impairment, applying the guidance in ASC 350, Intangibles — Goodwill and Other. There are uncertainties related to the application of ASC 350 to digital currencies, as it does not appropriately reflect the economics associated with digital currencies. However, in the absence of standards that specifically address the accounting for digital currencies, the Company believes that it must apply existing accounting standards in accounting for its investment in digital currencies. The FASB does not have a standard-setting project on digital currencies or other similar digital assets on its agenda, but an industry trade group has requested that the FASB address the accounting for cryptocurrencies, a category of digital asset under which the Company believes that digital currencies fall. Accordingly, the FASB staff has researched blockchain technology and cryptocurrency market activities and the accounting challenges they present. The Company monitors any standard-setting, regulatory or technological developments that may affect the Company’s accounting for digital currencies or its controls and processes related to digital currencies. Digital currencies are included in current assets in the unaudited condensed balance sheet

The Company’s digital currencies and other digital assets are accounted for as indefinite-lived intangible assets therefore are not subject to amortization. Instead, its tested for impairment annually and more frequently, if events or circumstances change that indicate that it is more likely than not that the asset is impaired (i.e., if an impairment indicator exists). As a result, the Company only recognize decreases in the value of its digital currencies and other digital assets, and any increase in value will be recognized only upon disposition. The Company’s digital currencies and other digital assets are accounted for as intangible assets.

Property and equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives, which range from three to five years. Leasehold improvements are depreciated over the shorter of the useful life or lease term including scheduled renewal terms. Maintenance and repairs are charged to expense as incurred. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of these assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

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

Advertising costs

The Company applies ASC 720 “Other Expenses” to account for advertising related costs. Pursuant to ASC 720-35-25-1, the Company expenses advertising costs as they are incurred. Advertising costs were $52,514 and $44,948 for the three months ended March 31, 2022, and 2021, respectively, and are included in marketing and advertising expenses on the accompanying condensed statement of operations.

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
MARCH 31, 2022 AND 2021

(Unaudited)

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

	March 31,
	2022	2021
Common stock equivalents:
Common stock warrants	736,341	62,500
Common stock options	1,289,200	-
Total	2,025,541	62,500

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on its financial statements

NOTE 2 – OPERATING LEASE RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

In January 2019, the Company renewed and extended the term of its lease facility for another three-year period from January 2019 to December 2021 starting with a monthly base rent of $2,567 plus a pro rata share of operating expenses beginning January 2019. The base rent was subject to annual increases beginning the 2nd and 3rd lease year as defined in the lease agreement. In addition to the monthly base rent, the Company is charged separately for common area maintenance which is considered a non-lease component. These non-lease component payments are expensed as incurred and are not included in operating lease assets or liabilities. On August 27, 2021, the Company entered into an amendment agreement with the same landlord to modify the facility lease to relocate and increase the square footage of the lease premises. The term of the lease commenced on October 1, 2021 and will expire on December 31, 2024 with a new monthly base rent of $7,156 plus a pro rata share of operating expenses beginning January 2022. The base rent will be subject to 3% annual increases beginning in the 2nd and 3rd lease year as defined in the amended lease agreement. For the three months ended March 31, 2022 and 2021, rent expense amounted $22,266 and $15,790, respectively, and was included in general and administrative expenses.

DATCHAT, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022 AND 2021

(Unaudited)

On August 27, 2021, upon the execution of the amendment agreement, the Company recorded right-of-use assets and operating lease liabilities of $198,898. The remaining lease term for the operating lease is 3 years and the incremental borrowing rate is 18.0% (based on historical borrowing rates) at December 31, 2021.

Right-of- use assets are summarized below:

	March 31, 2022	December 31, 2021
Office lease (36 months)	$198,898	$271,507
Less accumulated amortization	(26,155)	(87,198)
Right-of-use asset, net	$172,743	$184,309

Operating Lease liabilities are summarized below:

	March 31, 2022	December 31, 2021
Office lease	$204,909	$271,507
Reduction of lease liability	(12,433)	(66,598)
Total lease liability	192,476	204,909
Less: current portion	57,013	53,897
Long term portion of lease liability	$135,463	$151,012

Minimum lease payments under the non-cancelable operating lease on March 31, 2022 are as follows:

2022 (remainder of year)	$65,051
2023	89,193
2024	92,100
Total	246,344
Less: present value discount	(53,868)
Total operating lease liability	$192,476

NOTE 4 – RELATED PARTY TRANSACTIONS

Due to Related Party

The Company’s officer, Mr. Darin Myman, from time to time, provides advances to the Company for working capital purposes. On March 31, 2022 and 2021, the Company had a payable to the officer of $0 and $203, respectively, which is presented as due to related party on the condensed balance sheets. These advances are short-term in nature and non-interest bearing. During the three months ended March 31, 2022 and 2021, respectively, Mr. Myman provided advances to the Company for working capital purposes totaling of $0 and $95,143 and the Company repaid $203 and $92,707 of these advances, respectively.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022 AND 2021

(Unaudited)

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

As of March 31, 2022, and 2021, there were no Series A Preferred Stock outstanding.

Common Stock

Sale of Common Stock

During the three months ended March 31, 2021, the Company sold 404,699 shares of its common stock at $4.00 per common share for gross proceeds of $1,618,796 and net proceeds of $1,592,972 after escrow fees related to private placement sale. In connection with these sales of common stock, the Company issued 403,024 shares of common stock of which and there were 1,675 shares of commons stock to be issued as of March 31, 2021 and issued during the year ended December 31, 2021.

Common Stock for Services

In March 2021, the Company issued an aggregate of 105,000 shares of common stock for consulting and professional services rendered. The Company valued these common shares at the fair value of $420,000 or $4.00 per common share based on sales of common stock in the recent private placement. The Company recorded stock-based consulting of $420,000 which is included in professional and consulting expenses in the accompanying unaudited condensed statements of operations for the three months ended March 31, 2021.

In February 2021, the Company entered into a one-year Advisory Board Agreement with an individual who will act as an advisor to the Company’s Board. In accordance with this agreement the Company issued 100,000 shares of its common stock as consideration for the services provided. The Company valued these common shares at a fair value of $400,000 or $4.00 per common share based on sales of common stock in the recent private placement. For the three months ended March 31, 2022 and 2021, the Company recorded stock-based consulting of $50,000 and $50,000 which was included in professional and consulting expenses in the accompanying unaudited condensed statements of operations.

Common Stock Warrants

A summary of the Company’s outstanding stock warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2021	736,341	$4.59	4.30
Balance at March 31, 2022	736,341	$4.59	4.05
Warrants exercisable at March 31, 2022	736,341	$4.59	4.05

Stock Options

On December 26, 2021 and effective January 10, 2022, the Company approved the grant of 150,000 options to purchase the Company’s common stock to a newly hired employee of the Company. The options have a term of 5 years from the date of grant and are exercisable at an exercise price of $4 per share. The options vest 25% every six months from date of grant for two years. The employee service date shall start on January 10, 2022 or the grant date which is when the Company will start recognizing stock-based expenses.

On January 19, 2022, the Company granted an aggregate of 85,000 options to purchase the Company’s common stock to four newly hired employees of the Company. The options have a term of 5 years from the date of grant and are exercisable at an exercise price of $4.00 per share. The options vest 25% every six months from date of grant for two years. The employee service date shall start on January 19, 2022 or the grant date which is when the Company will start recognizing stock-based compensation expenses.

DATCHAT, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022 AND 2021

(Unaudited)

The stock options were valued at the grant date using a Black-Scholes option pricing model with the following assumptions: risk-free interest rates ranging from 1.21% to 1.33%, expected dividend yield of 0%, expected option term of three years using the simplified method, and expected volatility of 165% based on the calculated volatility of comparable companies. During the three months ended March 31, 2022, the Company recognized total stock-based expenses related to stock options of $974,858 of which $822,583 was recorded in compensation and related expenses and $152,275 was recorded in professional and consulting expenses as reflected in the unaudited condensed statements of operations. A balance of $4,763,830 remains to be expensed over future vesting periods related to unvested stock options issued for services to be expensed over a weighted average period of 1.55 years.

The following is a summary of the Company’s stock option activity for the three months ended March 31, 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance on December 31, 2021	1,054,200	$14.66	4.64
Granted	235,000	4.00	5.00
Balance on March 31, 2022	1,289,200	$12.72	4.46

Options exercisable on March 31, 2022	482,825	$9.92	4.32
Options expected to vest	806,375	$14.39
Weighted average fair value of options granted during the period		$2.07

On March 31, 2022, the aggregate intrinsic value of options outstanding was $0.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Operating Lease Agreement

See Note 2 for disclosure on the Company’s operating lease for its offices.

Employment Agreements

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with unaudited condensed financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K as filed with the SEC on March 29, 2022. All amounts in this report are in U.S. dollars, unless otherwise noted.

Throughout this Quarterly Report on Form 10-Q, references to “we,” “our,” “us,” “the Company” or “DatChat” refer to DatChat, Inc., individually, or as context requires, collectively with its subsidiaries.

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

Critical Accounting Policies and Significant Judgments and Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Actual results may differ from these estimates if conditions differ from our assumptions. While our significant accounting policies are more fully described in Note 1 in the “Notes to condensed Financial Statements”, we believe the following accounting policies are critical to the process of making significant judgments and estimates in preparation of our financial statements.

Use of estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates include the useful life of property and equipment, assumptions used in assessing impairment of long-term assets, the valuation of deferred tax assets, the estimate of the fair value lease liability and related right of use asset, and the fair value of non-cash equity transactions.

Accounting for digital currencies and other digital assets

We believe that digital currencies and other digital assets meet the definition of indefinite-lived intangible assets and accounts for them at historical cost less impairment, applying the guidance in ASC 350, Intangibles — Goodwill and Other. There are uncertainties related to the application of ASC 350 to digital currencies, as it does not appropriately reflect the economics associated with digital currencies. However, in the absence of standards that specifically address the accounting for digital currencies, we believe that we must apply existing accounting standards in accounting for its investment in digital currencies. The FASB does not have a standard-setting project on digital currencies or other similar digital assets on its agenda, but an industry trade group has requested that the FASB address the accounting for cryptocurrencies, a category of digital asset under which we believe that digital currencies fall. Accordingly, the FASB staff has researched blockchain technology and cryptocurrency market activities and the accounting challenges they present. We monitor any standard-setting, regulatory or technological developments that may affect our accounting for digital currencies or its controls and processes related to digital currencies. Digital currencies are included in current assets in the unaudited condensed balance sheet

Our digital currencies and other digital assets are accounted for as indefinite-lived intangible assets therefore are not subject to amortization. Instead, its tested for impairment annually and more frequently, if events or circumstances change that indicate that it’s more likely than not that the asset is impaired (i.e., if an impairment indicator exists). As a result, we only recognize decreases in the value of its digital currencies and other digital assets, and any increase in value will be recognized only upon disposition. Our digital currencies and other digital assets are accounted for as intangible assets.

Revenue recognition

We will recognize revenue in accordance with ASC Topic 606 Revenue from Contracts with Customers, which requires revenue to be recognized in a manner that depicts the transfer of goods or services to customers in amounts that reflect the consideration to which the entity expects to be entitled in exchange for those goods or services. We will further analyze its revenue recognition policy when it enters revenue producing customer contracts.

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

Leases

We applied ASC Topic 842, Leases (Topic 842) to arrangements with lease terms of 12 months or more. Operating lease right of use assets (“ROU”) represents the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, we use an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in general and administrative expenses in the statements of operations.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on its financial statements.

Results of Operations

Three Months Ended March 31, 2022 compared to Three Months Ended March 31, 2021

Revenues

During the three months ended March 31, 2022, and 2021, we generated revenue in the amount of $809 and $0, respectively.

Operating Expenses

For the three months ended March 31, 2022, operating expenses amounted to $3,368,288 as compared to $996,808 for the three months ended March 31, 2021, an increase of $2,371,480, or 237.9%. For the three months ended March 31, 2022 and 2021, operating expenses consisted of the following:

	Three Months Ended March 31,
	2022	2021
Compensation and related expenses	$1,674,730	$279,135
Marketing and advertising expenses	438,242	48,950
Professional and consulting expenses	1,013,682	604,036
General and administrative expenses	241,634	64,687
Total	$3,368,288	$996,808

Compensation and related expense

Compensation and related expenses for the three months ended March 31, 2022, and 2021 were $1,674,730 and $279,135, respectively, an increase of $1,395,595 or 500.0% and includes salaries, stock-based compensation, health insurance and other benefits. The increase in compensation is primarily related to increase of our full-time employees and an increase in stock-based compensation which amounted to $822,583 and was attributable to the accretion of stock option expense.

Marketing and advertising expenses

Marketing and advertising expenses for the three months ended March 31, 2022, and 2021 were $438,242 and $48,950, an increase of $ 389,292 or 795.3%. The increase was primarily attributable to increase in social media development for online media advertising.

Professional and consulting expenses

During the three months ended March 31, 2022, and 2021, we reported professional and consulting fees of $1,013,682 and $604,036, respectively, an increase of $409,646 or 67.8%, which are principally comprised of legal, advisory consulting, investor relation and other incidental services for the three months ended March 31, 2022, and 2021, respectively. During the three months ended March 31, 2022, and 2021, we incurred stock-based consulting expense of $202,275 and $470,000, respectively, which was related the accretion of stock option expense and from the issuance of our common stock. During the three months ended March 31, 2022, we incurred $322,000 of recruitment fees as compared to $0 for the three months ended March 31, 2021. Additionally, during the three months ended March 31, 2022, we incurred investor relations fees of $347,957 and legal fees of $71,532. We did not incur these fees during the three months ended March 31, 2021.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2022, and 2021 were $241,634 and $64,687, an increase of $176,947, or 273.5%. General and administrative expenses primarily consisted of the following expense categories: insurance, travel, utilities, office related expenses and rent expense. Such increase was primarily attributable to increase in conference related expenses, insurance expense, travel expense, and filing fees.

Loss from Operations

For the three months ended March 31, 2022, loss from operation amounted to $3,367,479 as compared to $996,808 for the three months ended March 31, 2021, an increase of $2,370,671, or 237.8%.

Other Income (Expense)

During the three months ended March 31, 2022, and 2021, we reported other income (expense) of $1,633 and $37, respectively. During the three months ended March 31, 2022, other income consisted of $1,633 of interest income. For the three months ended March 31, 2021, other income, net included interest income of $134 offset by interest expense of $97.

Net Loss

For the foregoing reasons, for the three months ended March 31, 2022 and 2021, net loss amounted to $3,365,846, or ($0.17) per common share (basic and diluted) and $996,771, or $(0.08) per common share (basic and diluted), respectively, an increase of $2,369,075, or 237.7%.

Liquidity, Capital Resources and Plan of Operations

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of March 31, 2022 and December 31, 2021, we had cash and cash equivalents of $17,742,334 and $20,199,735, respectively.

Our primary uses of cash have been for compensation and related expenses, fees paid to third parties for professional services, marketing and advertising expenses, and general and administrative expenses. All funds received have been expended in the furtherance of growing the business. We received funds from the sale of our common stock. The following trends are reasonably likely to result in changes in our liquidity over the near to long term:

●	An increase in working capital requirements to finance our current business,

●	Addition of administrative, technical and sales personnel as the business grows, and

●	The cost of being a public company.

We may need to raise additional funds, particularly if we are unable to generate positive cash flows from our operations. We estimate that based on current plans and assumptions, that our available cash will be sufficient to satisfy our cash requirements under our present operating expectations for the next 12 months from the date of this quarterly report on Form 10-Q.

Cash Flow Activities for the Three Months Ended March 31, 2022 and 2021

Cash Flows from Operating Activities

Net cash used in operating activities totaled approximately $2,230,851 and $650,231 for the three months ended March 31, 2022, and 2021, respectively, an increase of $1,580,620.

Net cash flow used in operating activities for the three months ended March 31, 2022 primarily reflected a net loss of $3,365,846 adjusted for the add-back of non-cash items consisting of depreciation of $3,537, amortization of right of use assets of $11,566 and accretion of stock-based stock option and common stock expense of $1,024,858, offset by changes in operating assets and liabilities primarily consisting of a decrease in prepaid expenses of $175,968, a decrease in accounts payable of $67,998, and a decrease in operating lease liabilities of $12,433.

Net cash flow used in operating activities for the three months ended March 31, 2021 primarily reflected a net loss of $996,771 adjusted for the add-back of non-cash items consisting of amortization of right of use assets of $6,686 and accretion of stock-based common stock expense of $470,000, offset by changes in operating assets and liabilities primarily consisting of an increase in prepaid expenses of $143,813, an increase in accounts payable of $20,353, and a decrease in operating lease liabilities of $6,686.

Cash Flows from Investing Activities

Net cash used in investing activities amounted to $226,347 and $0 for the three months ended March 31, 2022, and 2021, respectively. During the three months ended March 31, 2022, we purchased property and equipment of $22,099, and purchased digital currencies and other digital assets of $204,248.

Cash Flows from Financing Activities

Net cash (used in) provided by financing activities totaled approximately $(203) and $1,587,908 for the three months ended March 31, 2022, and 2021, respectively. During the three months ended March 31, 2022, we repaid related party advances of $203. During the three months ended March 31, 2021, financing activities was primarily attributable to net proceeds of approximately $1,592,972 from the sale of common stock and $95,143 of advances from a related party, offset by the repayment of related party advances of $92,707 and the repayment of related-party notes of $7,500.

Off-Balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholders’ equity or that are not reflected in our financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We are required to maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and 15d-15(e), promulgated by the SEC pursuant to the Exchange Act. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2022, our disclosure controls and procedures were not effective because of a material weakness in our internal controls over financial reporting. The ineffectiveness of our disclosure controls and procedures were not effective because of the material weaknesses set forth below.

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

While we used the services of a third-party accountant to provide accounting and financial reporting services to us, we lack both an adequate number of personnel with requisite expertise in the key functional areas of finance and accounting and an adequate number of personnel to properly implement control procedures. These factors represent material weaknesses in our internal controls over financial reporting. Although we believe the possibility of errors in our financial statements is remote and expect to continue to use a third-party accountant to address shortfalls in staffing and to assist us with accounting and financial reporting responsibilities in an effort to mitigate the lack of segregation of duties, until such time as we expand our staff with qualified personnel. We expect to continue to report material weaknesses in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting the quarter ended March 31, 2022 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to disclose material changes to the risk factors that were contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Annual Report”), as updated from time to time. There have been no material changes in our risk factors from those previously disclosed in our Annual Report on Form 10-K. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, is formatted in Inline XBRL

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DATCHAT, INC.

Dated: May 16, 2022	/s/ Darin Myman
Darin Myman
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 16, 2022	/s/ Brett Blumberg
Brett Blumberg
Chief Financial Officer
(Principal Financial and Accounting Officer)