Form 10-Q
period 2022-06-30
DatChat, Inc.
filed 2022-08-15
CIK 1648960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Not applicable

(Former name, former address and former fiscal year, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	DATS	The Nasdaq Stock Market LLC
Series A Warrants, each warrant exercisable for one share of Common Stock at an exercise price of $4.98 per share	DATSW	The Nasdaq Stock Market LLC

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

Large accelerated filer	☐	Accelerated filer	☐
Non accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of common stock outstanding as of August 12, 2022 was 20,597,419.

DATCHAT, INC.

FORM 10-Q

June 30, 2022

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

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DATCHAT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30	December 31,
	2022	2021

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$8,596,971	$20,199,735
Short-term investments	7,645,787	-
Accounts receivable	243	278
Prepaid expenses	53,369	376,973

Total Current Assets	16,296,370	20,576,986

OTHER ASSETS:
Property and equipment, net	71,547	53,720
Digital currencies and other digital assets	59,128	-
Intangible assets, net	1,090,000	-
Operating lease right-of-use asset, net	160,610	184,309

Total Other Assets	1,381,285	238,029

Total Assets	$17,677,655	$20,815,015

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$432,073	$517,039
Operating lease liability, current portion	60,271	53,897
Contract liabilities	7,311	8,850
Due to related party	-	203

Total Current Liabilities	499,655	579,989

LONG-TERM LIABILITIES:
Operating lease liability, less current portion	119,205	151,012

Total Long-Term Liabilities	119,205	151,012

Total Liabilities	618,860	731,001

Commitments and Contingencies (Note 6)

STOCKHOLDERS’ EQUITY:
Preferred stock ($0.0001 par value; 20,000,000 shares authorized)
Series A Preferred stock ($0.0001 Par Value; 1 Share authorized; none issued and outstanding at June 30, 2022 and December 31, 2021)	-	-
Common stock ($0.0001 par value; 180,000,000 shares authorized; 20,597,419 and 19,597,419 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively)	2,060	1,960
Common stock to be issued (1,389 shares at June 30, 2022 and December 31, 2021)	-	-
Additional paid-in capital	50,594,839	47,672,600
Accumulated deficit	(33,538,104)	(27,590,546)

Total Stockholders’ Equity	17,058,795	20,084,014

Total Liabilities and Stockholders’ Equity	$17,677,655	$20,815,015

See accompanying notes to unaudited condensed consolidated financial statements

DATCHAT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

NET REVENUES	$37,947	$-	$38,756	$-

OPERATING EXPENSES:
Compensation and related expenses	1,701,211	222,380	3,375,941	501,515
Marketing and advertising expenses	142,402	103,479	580,644	152,429
Professional and consulting expenses	451,515	232,292	1,465,197	836,328
General and administrative expenses	238,405	87,776	480,039	152,463
Impairment loss on digital currencies and other digital assets	84,180	-	84,180	-

Total operating expenses	2,617,713	645,927	5,986,001	1,642,735

LOSS FROM OPERATIONS	(2,579,766)	(645,927)	(5,947,245)	(1,642,735)

OTHER INCOME (EXPENSE)
Interest expense	-	(15)	-	(112)
Interest income	1,785	163	3,418	297
Unrealized loss on short-term investments	(3,731)	-	(3,731)	-

Total other income (expense), net	(1,946)	148	(313)	185

NET LOSS	$(2,581,712)	$(645,779)	$(5,947,558)	$(1,642,550)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.13)	$(0.05)	$(0.30)	$(0.12)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	19,608,408	13,390,027	19,602,944	13,177,881

See accompanying notes to unaudited condensed consolidated financial statements

DATCHAT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

					Common Stock		Additional		Total
	Preferred Stock		Common Stock		to be Issued		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2021	-	$-	19,597,419	$1,960	1,389	$-	$47,672,600	$(27,590,546)	$20,084,014

Accretion of stock based compensation in connection with stock option grants	-	-	-	-	-	-	822,583	-	822,583

Accretion of stock-based professional fees in connection with stock option grants and shares	-	-	-	-	-	-	202,275	-	202,275

Net loss for the period	-	-	-	-	-	-	-	(3,365,846)	(3,365,846)

Balance, March 31, 2022	-	-	19,597,419	1,960	1,389	-	48,697,458	(30,956,392)	17,743,026

Accretion of stock based compensation in connection with stock option grants	-	-	-	-	-	-	772,197	-	772,197

Accretion of stock-based professional fees in connection with stock option grants and shares	-	-	-	-	-	-	35,284	-	35,284

Shares issued for asset acquisition	-	-	1,000,000	100	-	-	1,089,900	-	1,090,000

Net loss for the period	-	-	-	-	-	-	-	(2,581,712)	(2,581,712)

Balance, June 30, 2022	-	$-	20,597,419	$2,060	1,389	$-	$50,594,839	$(33,538,104)	$17,058,795

					Common Stock		Additional		Total
	Preferred Stock		Common Stock		to be Issued		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2020	-	$-	12,727,820	$1,273	52,782	$5	$17,342,559	$(16,761,512)	$582,325

Sale of common stock, net of offering costs	-	-	403,024	40	1,675	-	1,592,932	-	1,592,972

Common stock issued for common stock issuable	-	-	51,018	5	(51,143)	(5)	-	-	-

Common stock issued for services	-	-	205,000	21	-	-	469,979	-	470,000

Net loss for the period	-	-	-	-	-	-	-	(996,771)	(996,771)

Balance, March 31, 2021	-	-	13,386,862	1,339	3,314	-	19,405,470	(17,758,283)	1,648,526

Sale of common stock, net of offering costs	-	-	525	-	-	-	(3,735)	-	(3,735)

Common stock issued for common stock issuable	-	-	1,675	-	(1,675)	-	-	-	-

Common stock to be issued cancelled	-	-	-	-	(250)	-	(1,000)	-	(1,000)

Accretion of stock-based compensation	-	-	-	-	-	-	100,000	-	100,000

Fractional shares due to reverse split	-	-	21	-	-	-	-	-	-

Net loss for the period	-	-	-	-	-	-	-	(645,779)	(645,779)

Balance, June 30, 2021	-	$-	13,389,083	$1,339	1,389	$-	$19,500,735	$(18,404,062)	$1,098,012

See accompanying notes to unaudited condensed consolidated financial statements

DATCHAT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,947,558)	$(1,642,550)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,766	-
Amortization of right of use asset	23,699	13,677
Stock-based compensation	1,594,780	570,000
Stock-based professional fees	237,559	-
Impairment loss on digital currencies and other digital assets	84,180	-
Non-cash digital currency and other digital assets fees	13,831	-
Non-cash revenue from sale of Venvuu NFT digital asset	(36,394)	-
Unrealized loss on short-term investments	3,731	-
Changes in operating assets and liabilities:
Accounts receivable	35	-
Prepaid expenses	323,604	(153,750)
Accounts payable and accrued expenses	27,534	56,406
Contract liabilities	(1,539)	-
Operating lease liability	(25,433)	(13,677)

NET CASH USED IN OPERATING ACTIVITIES	(3,694,205)	(1,169,894)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(7,649,518)	-
Purchases of property and equipment	(25,593)	-
Purchase of digital currencies and other digital assets	(233,245)	-

NET CASH USED IN INVESTING ACTIVITIES	(7,908,356)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	-	133,301
Payments on related party advances	(203)	(132,221)
Repayment of notes payable - related party	-	(7,500)
Net proceeds from the sale of common stock	-	1,588,237

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(203)	1,581,817

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(11,602,764)	411,923

CASH AND CASH EQUIVALENTS - beginning of period	20,199,735	690,423

CASH AND CASH EQUIVALENTS - end of period	$8,596,971	$1,102,346

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Digital currencies used to pay accounts payable	$112,500	$-
Common stock issued for future services	$-	$250,000
Issuance of common shares for intangible assets	$1,090,000	$-

See accompanying notes to unaudited condensed consolidated financial statements

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022 AND 2021

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

On June 29, 2022, the Company, DatChat Patents I, Inc., a Nevada corporation and wholly-owned subsidiary of DatChat that was formed on June 23, 2022 (“Merger Sub I”), DatChat Patents II, LLC, a Nevada limited liability company and wholly-owned subsidiary of DatChat that was formed on June 23, 2022 (“Merger Sub II”), and Avila Security Corporation, a Delaware corporation (“Avila”), entered into an agreement and plan of merger (the “Merger Agreement”). Pursuant to the Merger Agreement, the Company acquired all the issued and outstanding shares of Avila in consideration for the issuance of 1,000,000 shares (the “Acquisition Shares”) of the Company’s restricted stock. The acquisition included intellectual property rights in blockchain based digital rights management and object sharing technology, including encrypted WebRTC real-time video and audio streaming communications. Immediately following the merger, Merger Sub I was merged into Avila and Merger Sub I was dissolved and Avila was merged into Merger Sub II. (See Note 3).

On June 16, 2022, the Company formed a wholly owned subsidiary, SmarterVerse, Inc. (“SmarterVerse”), a company incorporated under the laws of the State of Nevada. As of June 30, 2022, SmarterVerse had no operations.

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

Basis of presentation

Management acknowledges its responsibility for the preparation of the accompanying unaudited condensed consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its financial position and the results of its operations for the periods presented. The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S. GAAP”) for interim financial information and with the instructions Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.

Certain information and note disclosure normally included in financial statements prepared in accordance with U.S. GAAP has been condensed or omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to the financial statements for the year ended December 31, 2021 of the Company which were included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 2022.

The unaudited condensed consolidated financial statements of the Company include the accounts of DatChat and its wholly owned subsidiaries, DatChat Patents II, LLC and SmarterVerse. All intercompany accounts and transactions have been eliminated in consolidation.

Liquidity

As reflected in the accompanying condensed consolidated financial statements, for the six months ended June 30, 2022 and 2021, the Company incurred a net loss of $5,947,558 and $1,642,550, respectively. Additionally, for the six months ended June 30, 2022 and 2021, the Company used cash in operations of $3,694,205 and $1,169,894, respectively. On June 30, 2022, the Company has an accumulated deficit of $33,538,104 and has generated minimal revenues since inception. During the year ended December 31, 2021, the Company received net proceeds of approximately $13.7 million from the sale of its securities in connection with initial public offering and gross proceeds of approximately $14.4 million from the exercise of the Company’s Series A warrants. As of June 30, 2022, the Company had working capital of $15,796,715. These events served to mitigate the conditions that historically raised substantial doubt about the Company’s ability to continue as a going concern. The Company believes the proceeds raised during the year ended December 31, 2021 will provide sufficient cash flows to meet its obligations for a minimum of twelve months from the date of this filing.

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022 AND 2021

(Unaudited)

Use of estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates include the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets, the valuation of intangible assets, the valuation of digital currencies and other digital assets, the valuation of deferred tax assets, the estimate of the fair value lease liability and related right of use asset, and the fair value of non-cash equity transactions.

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

Cash and cash equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an original maturity of three months or less, when purchased, to be cash equivalents. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company’s account at this institution is insured by the FDIC up to $250,000. On June 30, 2022 and December 31, 2021, the Company had cash in excess of FDIC limits of approximately $15,992,758 and $19,949,735, respectively. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Fair value measurements and fair value of financial instruments

The carrying value of certain financial instruments, including cash and cash equivalents, accounts payable and accrued expenses, and due to related party are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

The Company analyzes all financial instruments with features of both liabilities and equity under the Financial Accounting Standard Board’s (the “FASB”) accounting standard for such instruments. Under this standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with the Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820.

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

Short-term investments

The Company considers investments with original maturities greater than three months and remaining maturities less than one year to be short-term investments. Short-term investments include U.S. Treasury bills and certificates of deposit that are all highly rated and have initial maturities between four and twelve months. Short-term investments are carried at fair value, which is based on quoted market prices for such securities, if available, or is estimated on the basis of quoted market prices of financial instruments with similar characteristics. For the three and six months ended June 30, 2022, net unrealized investment loss of $3,731 is reported in other income (expenses) on the unaudited condensed consolidated statements of operations.

Accounting for digital currencies and other digital assets

The Company purchases Ethereum cryptocurrency (“Ethereum”) and other digital assets and accepts Ethereum as a form of payment for non-fungible tokens sales (NFTs). The Company accounts for these digital assets held as the result of the purchase or receipt of Ethereum and other digital assets, as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other (“ASC 350”). The Company has ownership of and control over its digital currencies and digital assets and the Company may use third-party custodial services to secure them. The digital currencies and digital assets are initially recorded at cost and are subsequently remeasured, net of any impairment losses incurred since acquisition. The Company believes that digital currencies and other digital assets meet the definition of indefinite-lived intangible assets and accounts for them at historical cost less impairment, applying the guidance in ASC 350. There are uncertainties related to the application of ASC 350 to digital currencies, as it does not appropriately reflect the economics associated with digital currencies. However, in the absence of standards that specifically address the accounting for digital currencies, the Company believes that it must apply existing accounting standards in accounting for its investment in digital currencies. The FASB does not have a standard-setting project on digital currencies or other similar digital assets on its agenda, but an industry trade group has requested that the FASB address the accounting for cryptocurrencies, a category of digital asset under which the Company believes that digital currencies fall. Accordingly, the FASB staff has researched blockchain technology and cryptocurrency market activities and the accounting challenges they present. The Company monitors any standard-setting, regulatory or technological developments that may affect the Company’s accounting for digital currencies or its controls and processes related to digital currencies. Digital currencies are included in long-term assets in the unaudited condensed consolidated balance sheet.

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022 AND 2021

(Unaudited)

The Company determines the fair value of its digital currencies and other digital assets on a nonrecurring basis in accordance with ASC 820, Fair Value Measurement, based on quoted prices on the active exchange(s) that it has determined is the principal market for Ethereum (Level 1 inputs) and other digital assets. The Company performs an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted prices on active exchanges, indicate that it is more likely than not that its digital assets are impaired. In determining if an impairment has occurred, the Company considers the lowest market price quoted on an active exchange since acquiring the respective digital asset. If the then current carrying value of a digital asset exceeds the fair value, an impairment loss has occurred with respect to those digital assets in the amount equal to the difference between their carrying values and the fair value. The impaired digital assets are written down to their fair value at the time of impairment and this new cost basis will not be adjusted upward for any subsequent increase in fair value. Gains are not recorded until realized upon sale, at which point they are presented net of any impairment losses for the same digital assets held. In determining the gain or loss to be recognized upon sale, the Company calculates the difference between the sales price and carrying value of the digital assets sold immediately prior to sale. Impairment losses and gains or losses on sales are recognized within operating expenses in the unaudited condensed consolidated statements of operations. During the three and six months ended June 30, 2022, the Company recorded an impairment loss of $84,180.

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

Intangible assets

Intangible assets, consisting of patents, are carried at cost less accumulated amortization, computed using the straight-line method over the estimated useful life, less any impairment charges.

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.

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

The Company’s NFT revenues were generated from the sale of NFTs. The Company accepts Ethereum as a form of payment for NFT sales. The Company’s NFTs exist on the Ethereum Blockchain under the Company’s VenVuu brand. VenVuu is an iMetaverse advertising platform that allows advertisers and metaverse landowners to connect using the Company’s proprietary metaverse ad network and dynamic NFT technology. The Company uses the NFT exchange, OpenSea, to facilitate its sales of NFTs. The Company, through OpenSea, has custody and control of the NFT prior to the delivery to the customer and records revenue at a point in time when the NFT is delivered to the customer and the customer pays. The Company has no obligations for returns, refunds or warranty after the NFT sale. The value of the sale is determined based on the value of the Ethereum crypto currency received as consideration. Each NFT that is generated produces a unique identifying code.

The Company tracks its revenue by product. The following table summarizes revenue disaggregation by product for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Subscription revenues	$1,553	$-	$2,362	$-
NFT revenues	36,394	-	36,394	-
Total	$37,947	$-	$38,756	$-

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022 AND 2021

(Unaudited)

Advertising costs

The Company applies ASC 720 “Other Expenses” to account for advertising related costs. Pursuant to ASC 720-35-25-1, the Company expenses advertising costs as they are incurred. Advertising costs were $95,725 and $103,479 for the three months ended June 30, 2022 and 2021, respectively, and $148,239 and $152,429 for the six months ended June 30, 2022 and 2021, respectively, and are included in marketing and advertising expenses on the accompanying condensed statement of operations.

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

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022 AND 2021

(Unaudited)

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

NOTE 2 – SHORT-TERM INVESTMENTS

On June 30, 2022, the Company’s short-term investments consisted of the following:

	Cost	Unrealized Loss	Fair Value
US Treasury bills	$4,974,580	$-	$4,974,580
Certificates of deposit	2,697,938	(3,731)	2,671,207

Total short-term investments	$7,649,518	$(3,731)	$7,645,787

NOTE 3 – ACQUISITION

On June 29, 2022, the Company, DatChat Patents I, Inc., a Nevada corporation and wholly-owned subsidiary of DatChat that was formed on June 23, 2022 (“Merger Sub I”), DatChat Patents II, LLC, a Nevada limited liability company and wholly-owned subsidiary of DatChat that was formed on June 23, 2022 (“Merger Sub II”), and Avila Security Corporation, a Delaware corporation (“Avila”), entered into an agreement and plan of merger (the “Merger Agreement”). Pursuant to the Merger Agreement, the Company acquired all the issued and outstanding shares of Avila in consideration of the issuance of an aggregate of 1,000,000 shares (the “Acquisition Shares”) of the Company’s common stock. These shares were valued at $1,090,000, or $1.09 per share, based on the quoted closing price of the Company’s common stock on the measurement date. The acquisition included intellectual property rights in blockchain based digital rights management and object sharing technology, including encrypted WebRTC real-time video and audio streaming communications. Immediately following the merger, Merger Sub I was merged into Avila and Merger Sub I was dissolved and Avila was merged into Merger Sub II. Other than owning certain patents, Avila had no operations or no employees and was not considered a business.

Pursuant to ASU 2017-01 and ASC 805, the Company analyzed the Merger Agreement and the business of Avila to determine if the Company acquired a business or acquired assets. Based on this analysis, it was determined that the Company acquired assets. No goodwill was recorded since the Merger Agreement was accounted for as an asset purchase. In accordance with ASC 805, the fair value of the assets acquired is based on either the fair value of the consideration given or the fair value of the assets acquired, whichever is more clearly evident, and thus, more reliably measurable. The Company used the fair value of the 1,000,000 common shares issued of $1,090,000 as the fair value of the assets acquired since this value was more clearly evident, and thus, more reliably measurable than the fair value of the patents acquired. (see Note 5)

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022 AND 2021

(Unaudited)

NOTE 4 – OPERATING LEASE RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

In January 2019, the Company renewed and extended the term of its lease facility for another three-year period from January 2019 to December 2021 starting with a monthly base rent of $2,567 plus a pro rata share of operating expenses beginning January 2019. The base rent was subject to annual increases beginning the 2nd and 3rd lease year as defined in the lease agreement. In addition to the monthly base rent, the Company is charged separately for common area maintenance which is considered a non-lease component. These non-lease component payments are expensed as incurred and are not included in operating lease assets or liabilities. On August 27, 2021, the Company entered into an amendment agreement with the same landlord to modify the facility lease to relocate and increase the square footage of the lease premises. The term of the lease commenced on October 1, 2021 and will expire on December 31, 2024 with a new monthly base rent of $7,156 plus a pro rata share of operating expenses beginning January 2022. The base rent will be subject to 3% annual increases beginning in the 2nd and 3rd lease year as defined in the amended lease agreement. For the three months ended June 30, 2022 and 2021, rent expense amounted $23,266 and $15,790, respectively. For the six months ended June 30, 2022 and 2021, rent expense amounted to $45,531 and $31,580, respectively, and was included in general and administrative expenses.

On August 27, 2021, upon the execution of the amendment agreement, the Company recorded right-of-use assets and operating lease liabilities of $198,898. The remaining lease term for the operating lease is 3 years and the incremental borrowing rate is 18.0% (based on historical borrowing rates) on December 31, 2021.

Right-of- use assets are summarized below:

	June 30, 2022	December 31, 2021
Office lease (36 months)	$198,898	$271,507
Less accumulated amortization	(38,288)	(87,198)
Right-of-use asset, net	$160,610	$184,309

Operating Lease liabilities are summarized below:

	June 30, 2022	December 31, 2021
Office lease	$204,909	$271,507
Reduction of lease liability	(25,433)	(66,598)
Total lease liability	179,476	204,909
Less: current portion	60,271	53,897
Long term portion of lease liability	$119,205	$151,012

Minimum lease payments under the non-cancelable operating lease on June 30, 2022 are as follows:

2022 (remainder of year)	$43,582
2023	89,193
2024	92,100
Total	224,875
Less: present value discount	(45,399)
Total operating lease liability	$179,476

NOTE 5 – INTANGIBLE ASSETS

On June 30, 2022 and December 31, 2021, intangible asset consisted of the following:

	Useful life	June 30, 2022	December 31, 2021
Patents	5 years	$1,090,000	$-
Less: accumulated amortization		-	-
		$1,090,000	$-

On June 29, 2022, in connection with the acquisition of Avilla, the Company issued an aggregate of 1,000,000 shares of the Company’s common stock. These shares were value at $1,090,000, or $1.09 per share, based on the quoted closing price of the Company’s common stock on the measurement date. The acquisition included patents for intellectual property rights in blockchain based digital rights management and object sharing technology, including encrypted WebRTC real-time video and audio streaming communications. (See Note 3).

For the six months ended June 30, 2022 and 2021, amortization of intangible assets amounted to $0.

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022 AND 2021

(Unaudited)

Amortization of intangible assets attributable to future periods is as follows:

Year ending June 30:	Amount
2023	$218,000
2024	218,000
2025	218,000
2026	218,000
2027	218,000
$1,090,000

NOTE 6 – RELATED PARTY TRANSACTIONS

Due to Related Party

The Company’s officer, Mr. Darin Myman, from time to time, provides advances to the Company for working capital purposes. On June 30, 2022 and 2021, the Company had a payable to the officer of $0 and $203, respectively, which is presented as due to related party on the condensed balance sheets. These advances are short-term in nature and non-interest bearing. During the six months ended June 30, 2022 and 2021, respectively, Mr. Myman provided advances to the Company for working capital purposes totaling of $0 and $95,143 and the Company repaid $203 and $92,707 of these advances, respectively.

NOTE 7 – STOCKHOLDERS’ EQUITY

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

As of June 30, 2022, and 2021, there were no shares of Series A Preferred Stock outstanding.

Common Stock

Sale of Common Stock

During the six months ended June 30, 2021, the Company sold an aggregate of 404,974 shares of its common stock at $4.00 per common share for gross proceeds of $1,619,896 and net proceeds of $1,588,237 after escrow fees related to private placement sale.

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022 AND 2021

(Unaudited)

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

In February 2021, the Company entered into a one-year Advisory Board Agreement with an individual who will function as an advisor to the Company’s Board. In accordance with this agreement the Company issued 100,000 shares of its common stock as consideration for the services provided. The Company valued these common shares at a fair value of $400,000 or $4.00 per common share based on sales of common stock in the recent private placement. For the six months ended June 30, 2022 and 2021, the Company recorded stock-based consulting of $50,000 and $150,000 which was included in professional and consulting expenses in the accompanying unaudited condensed statements of operations.

Common Stock Issued for Acquisition

Pursuant to the Merger Agreement, the Company acquired all the issued and outstanding shares of Avila in consideration of the issuance of an aggregate of 1,000,000 shares (the “Acquisition Shares”) of the Company’s common stock. These shares were value at $1,090,000, or $1.09 per share, based on the quoted closing price of the Company’s common stock on the measurement date (See Note 3).

Common Stock Warrants

A summary of the Company’s outstanding stock warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance on December 31, 2021	736,341	$4.59	4.30
Balance on June 30, 2022	736,341	$4.59	3.80
Warrants exercisable on June 30, 2022	736,341	$4.59	3.80

Stock Options

On December 26, 2021 and effective January 10, 2022, the Company approved the grant of 150,000 options to purchase the Company’s common stock to a newly hired employee of the Company. The options have a term of 5 years from the date of grant and are exercisable at an exercise price of $4 per share. The options vest 25% every six months from date of grant for two years. The employee service date shall start on January 10, 2022 or the grant date which is when the Company started recognizing stock-based compensation expenses.

On January 19, 2022, the Company granted an aggregate of 85,000 options to purchase the Company’s common stock to four newly hired employees of the Company. The options have a term of 5 years from the date of grant and are exercisable at an exercise price of $4.00 per share. The options vest 25% every six months from date of grant for two years. The employee service date shall start on January 19, 2022 or the grant date which is when the Company started recognizing stock-based compensation expenses.

The stock options were valued at the grant date using a Black-Scholes option pricing model with the following assumptions: risk-free interest rates ranging from 1.21% to 1.33%, expected dividend yield of 0%, expected option term of three years using the simplified method, and expected volatility of 165% based on the calculated volatility of comparable companies. During the six months ended June 30, 2022, the Company recognized total stock-based expenses related to stock options of $1,832,339 of which $1,594,780 was recorded in compensation and related expenses and $237,559 was recorded in professional and consulting expenses as reflected in the unaudited condensed statements of operations. A balance of $3,956,348 remains to be expensed over future vesting periods related to unvested stock options issued for services to be expensed over a weighted average period of 1.30 years.

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022 AND 2021

(Unaudited)

The following is a summary of the Company’s stock option activity for the six months ended June 30, 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance on December 31, 2021	1,054,200	$14.66	4.64
Granted	235,000	4.00	5.00
Balance on June 30, 2022	1,289,200	$12.72	4.22
Options exercisable on June 30, 2022	485,325	$9.90	4.07
Options expected to vest	803,875	$14.43
Weighted average fair value of options granted during the period		$2.07

On June 30, 2022, the aggregate intrinsic value of options outstanding was $0.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Operating Lease Agreement

See Note 4 for disclosure on the Company’s operating lease for its offices.

Employment Agreements

On August 27, 2021 (the “Effective Date”), the Company entered into an agreement (the “Employment Agreement”) with Darin Myman effective as of August 15, 2021 pursuant to which Mr. Myman’s (i) base salary will increase to $450,000 per year, and (ii) Mr. Myman shall be entitled to receive an annual bonus in an amount up to $350,000, which annual bonus may be increased by the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”), in its sole discretion, upon the achievement of additional criteria established by the Compensation Committee from time to time (the “Annual Bonus”).  The Employment Agreement provides for a term of one (1) year (the “Initial Term”) from the date of the Effective Date and shall automatically be extended for additional terms of one (1) year each (each a “Renewal Term”) unless either party gives prior written notice of non-renewal to the other party no later than six (6) months prior to the expiration of the Initial Term, or the then current Renewal Term, as the case may be. In addition, pursuant to the Employment Agreement, upon termination of Mr. Myman’s employment for death or Total Disability (as defined in the Employment Agreement), in addition to any accrued but unpaid compensation and vacation pay through the date of his termination and any other benefits accrued to him under any Benefit Plans (as defined in the Employment Agreement) outstanding at such time and the reimbursement of documented, unreimbursed expenses incurred prior to such termination date (collectively, the “Payments”), Mr. Myman shall be entitled to the following severance benefits: (i) 24 months of his then base salary; (ii) if Mr. Myman elects continuation coverage for group health coverage pursuant to COBRA Rights (as defined in the Employment Agreement), then for a period of 24 months following Mr. Myman’s termination he will be obligated to pay only the portion of the full COBRA Rights cost of the coverage equal to an active employee’s share of premiums (if any) for coverage for the respective plan year; and (iii) payment on a pro-rated basis of any Annual Bonus or other payments earned in connection with any bonus plan to which Mr. Myman was a participant as of the date of his termination (together with the Payments, the “Severance”). Furthermore, pursuant to the Employment Agreement, upon Mr. Myman’s termination (i) at his option (A) upon 90 days prior written notice to the Company or (B) for Good Reason (as defined in the Employment Agreement), (ii) termination by the Company without Cause (as defined in the Employment Agreement) or (iii) termination of Mr. Myman’s employment within 40 days of the consummation of a Change in Control Transaction (as defined in the Employment Agreement), Mr. Myman shall receive the Severance; provided, however, Mr. Myman shall be entitled to a pro-rated Annual Bonus of at least $200,000. In addition, any equity grants issued to Mr. Myman shall immediately vest upon termination of Mr. Myman’s employment by him for Good Reason or by the Company at its option upon 90 days prior written notice to Mr. Myman, without Cause.

NOTE 9 – SUBSEQUENT EVENTS

Options

On July 22, 2022, the Company granted an aggregate of 320,000 options to purchase the Company’s common stock to employees of the Company. The options have a term of 5 years from the date of grant and are exercisable at an exercise price of $4.00 per share. The options vest 25% every six months from date of grant for two years. The stock options were valued at the grant date using a Black-Scholes option pricing model which will be recognized as stock-based compensation expense over the vesting period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K as filed with the SEC on March 29, 2022. All amounts in this report are in U.S. dollars, unless otherwise noted.

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

Critical Accounting Policies and Significant Judgments and Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Actual results may differ from these estimates if conditions differ from our assumptions. While our significant accounting policies are more fully described in Note 1 in the “Notes to condensed consolidated financial Statements”, we believe the following accounting policies are critical to the process of making significant judgments and estimates in preparation of our financial statements.

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

Accounting for digital currencies and other digital assets

We purchase Ethereum cryptocurrency (“Ethereum”) and other digital assets and accepts Ethereum as a form of payment for non-fungible tokens sales (NFTs). We account for these digital assets held as the result of the purchase or receipt of Ethereum and other digital assets, as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other (“ASC 350”). We have ownership of and control over our digital currencies and digital assets and we may use third-party custodial services to secure them. The digital currencies and digital assets are initially recorded at cost and are subsequently remeasured, net of any impairment losses incurred since acquisition. The Company believes that digital currencies and other digital assets meet the definition of indefinite-lived intangible assets and accounts for them at historical cost less impairment, applying the guidance in ASC 350. There are uncertainties related to the application of ASC 350 to digital currencies, as it does not appropriately reflect the economics associated with digital currencies. However, in the absence of standards that specifically address the accounting for digital currencies, the Company believes that it must apply existing accounting standards in accounting for its investment in digital currencies. The FASB does not have a standard-setting project on digital currencies or other similar digital assets on its agenda, but an industry trade group has requested that the FASB address the accounting for cryptocurrencies, a category of digital asset under which the Company believes that digital currencies fall. Accordingly, the FASB staff has researched blockchain technology and cryptocurrency market activities and the accounting challenges they present. The Company monitors any standard-setting, regulatory or technological developments that may affect the Company’s accounting for digital currencies or its controls and processes related to digital currencies. Digital currencies are included in current assets in the unaudited condensed consolidated balance sheet.

We determine the fair value of our digital currencies and other digital assets on a nonrecurring basis in accordance with ASC 820, Fair Value Measurement, based on quoted prices on the active exchange(s) that it has determined is the principal market for Ethereum (Level 1 inputs) and other digital assets. We perform an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted prices on active exchanges, indicate that it is more likely than not that its digital assets were impaired. In determining if an impairment has occurred, we consider the lowest market price quoted on an active exchange since acquiring the respective digital asset. If the then current carrying value of a digital asset exceeds the fair value, an impairment loss has occurred with respect to those digital assets in the amount equal to the difference between their carrying values and the fair value. The impaired digital assets are written down to their fair value at the time of impairment and this new cost basis will not be adjusted upward for any subsequent increase in fair value. Gains are not recorded until realized upon sale, at which point they are presented net of any impairment losses for the same digital assets held. In determining the gain or loss to be recognized upon sale, we calculate the difference between the sales price and carrying value of the digital assets sold immediately prior to sale. Impairment losses and gains or losses on sales are recognized within other expense in the unaudited condensed consolidated statements of operations. During the three and six months ended June 30, 2022, we recorded an impairment loss of $84,180.

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

Our NFT revenues were generated from the sale of NFTs. The Company accepts Ethereum as a form of payment for NFT sales. The Company’s NFTs exist on the Ethereum Blockchain under the Company’s VenVuu brand. VenVuu is an iMetaverse advertising platform that allows advertisers and metaverse landowners to connect using the Company’s proprietary metaverse ad network and dynamic NFT technology. The Company uses the NFT exchange, OpenSea, to facilitate its sales of NFTs. The Company, through OpenSea, has custody and control of the NFT prior to the delivery to the customer and records revenue at a point in time when the NFT is delivered to the customer and the customer pays. The Company has no obligations for returns, refunds or warranty after the NFT sale. The value of the sale is determined based on the value of the Ethereum crypto currency received as consideration. Each NFT that is generated produces a unique identifying code.

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

Results of Operations

Three and Six Months Ended June 30, 2022 compared to Three and Six Months Ended June 30, 2021

Revenues

During the three and six months ended June 30, 2022, we generated revenue in the amount of $37,947 and $38,756, respectively. We did not generate revenues during the three and six months ended June 30, 2021. For the three months ended June 30, 2022, revenue consisted of revenue from subscriptions of $1,553 and revenue from the sale of our Venvuu NFT of $36,394. For the six months ended June 30, 2022, revenue consisted of revenue from subscriptions of $2,362 and revenue from the sale of our Venvuu NFT of $36,394.

Operating Expenses

For the three months ended June 30, 2022, operating expenses amounted to $2,617,713 as compared to $645,927 for the three months ended June 30 2021, an increase of $1,971,786, or 305.3%. For the six months ended June 30, 2022, operating expenses amounted to $5,986,001 as compared to $1,642,735 for the six months ended June 30, 2021, an increase of $4,343,266, or 264.4%.

For the three and six months ended June 30 2022 and 2021, operating expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Compensation and related expenses	$1,701,211	$222,380	$3,375,941	$501,515
Marketing and advertising expenses	142,402	103,479	580,644	152,429
Professional and consulting expenses	451,515	232,292	1,465,197	836,328
General and administrative expenses	238,405	87,776	480,039	152,463
Impairment loss on digital currencies and other digital assets	84,180	-	84,180	-
Total	$2,617,713	$645,927	$5,986,001	$1,642,735

Compensation and related expense

Compensation and related expenses for the three months ended June 30, 2022, and 2021 were $1,701,211 and $222,380, respectively, an increase of $1,478,831 or 665.0% and for the six months ended June 30, 2022 and 2021 were $3,375,941 and $501,515, respectively, an increase of $2,874,426, or 573.1%, and includes salaries, stock-based compensation, health insurance and other benefits. The increase in compensation and related expenses is primarily related to increase in the number of full-time employees, and an increase in stock-based compensation which amounted to $672,196 and $1,024,780 for the three and six months ended June 30, 2022 and was attributable to the accretion of stock option expense.

Marketing and advertising expenses

Marketing and advertising expenses for the three months ended June 30, 2022, and 2021 were $142,402 and $103,479, an increase of $ 38,923, or 37.6%, and for the six months ended June 30, 2022 and 2021 were $580,644 and $152,429, respectively, an increase of $428,215, or 280.9%. The increase was primarily attributable to increase in social media development for online media advertising.

Professional and consulting expenses

During the three months ended June 30, 2022 and 2021, we reported professional and consulting fees of $451,515 and $232,292, respectively, an increase of $219,223, or 94.4%. During the six months ended June 30, 2022 and 2021, we reported professional and consulting fees of $1,465,197 and $836,328, respectively, an increase of $628,869, or 214.9%, which are principally comprised of the following items:

●	We incurred $75,285 and $178,050 of consulting fees for general advisory consulting, investor relation, technology services, and other incidental services for the three months ended June 30, 2022 and 2021, respectively. During the three months ended June 30, 2022 and 2021, $35,285 and $100,000, respectively, of these consulting fees was from the accretion of stock option expense and from the issuance of our common stock valued on the date of grant at its estimated fair value using recent sales of common stock on the measurement date.

●	We incurred $297,560 and $743,000 of consulting fees for general advisory consulting, investor relation, technology services, and other incidental services for the six months ended June 30, 2022 and 2021, respectively. During the six months ended June 30, 2022 and 2021, $237,560 and $570,000, respectively, of these consulting fees was from the accretion of stock option expense and from the issuance of our common stock valued on the date of grant at its estimated fair value using recent sales of common stock on the measurement date.

●	The remaining amounts attributed to professional and consulting fees incurred during the three months ended June 30, 2022 and 2021 were primarily attributed to legal and accounting fees which amounted to $376,230 and $54,242, respectively. The remaining amounts attributed to professional and consulting fees incurred during the six months ended June 30, 2022 and 2021 were primarily attributed to legal and accounting fees which amounted to $1,167,637 and $93,328, respectively. Various other types of professional fees were incurred none of which are individually significant.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2022, and 2021 were $238,405 and $87,776, an increase of $150,629, or 171.6%. General and administrative expenses for the six months ended June 30, 2022, and 2021 were $480,039 and $152,463, an increase of $327,576, or 214.9%. General and administrative expenses primarily consisted of the following expense categories: insurance, travel, utilities, office related expenses and rent expense. Such increase was primarily attributable to increase in conference related expenses, insurance expense, travel expense, and filing fees.

Impairment loss on digital currencies and other digital assets

During the three and six months ended June 30, 2022, operating expenses included an impairment charge related to the write down of digital currencies and other digital assets of $84,180

Loss from Operations

For the three months ended June 30, 2022, loss from operation amounted to $2,579,766 as compared to $645,779 for the three months ended June 30, 2021, an increase of $1,933,839, or 299.4%. For the six months ended June 30, 2022, loss from operation amounted to $5,947,245 as compared to $1,642,735 for the six months ended June 30, 2021, an increase of $4,304,510, or 262.0%.

Other Income (Expense)

During the three months ended June 30, 2022, and 2021, we reported other income (expense) of $(1,946) and $148, respectively. During the three and six months ended June 30, 2022, other expenses included an unrealized loss on cash equivalents of $3,731.

Net Loss

For the foregoing reasons, for the three months ended June 30, 2022 and 2021, net loss amounted to $2,581,712, or ($0.13) per common share (basic and diluted) and $645,779, or $(0.05) per common share (basic and diluted), respectively, an increase of $1,935,933, or 299.8%. For the six months ended June 30, 2022 and 2021, net loss amounted to $5,947,558, or ($0.30) per common share (basic and diluted) and $1,642,550, or $(0.12) per common share (basic and diluted), respectively, an increase of $4,305,008, or 2621%.

Liquidity, Capital Resources and Plan of Operations

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of June 30, 2022 and December 31, 2021, we had cash and cash equivalents of $8,596,971 and $20,199,735, respectively. Additionally, on June 30, 2022, we had short-term investments of $7,645,787. Short-term investments include U.S. Treasury bills and certificates of deposit that are all highly rated and have initial maturities between four and twelve months.

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

On August 12, 2021, we entered into an underwriting agreement (the “Underwriting Agreement”) with EF Hutton, division of Benchmark Investments, LLC, in connection with the initial public offering (the “Offering”) of 3,325,301 shares of the its common stock and Series A warrants (the “Series A Warrants”) to purchase up to 3,325,301 shares of the its common stock for gross proceeds of $13,800,000, before deducting underwriting discounts, commissions, and other offering expenses, including legal expenses related to the Offering of $1,718,163 which are offset against the proceeds in additional paid in capital resulting in net proceeds to the Company of $12,081,837. The Offering closed on August 17, 2021, and the underwriter subsequently exercised its over-allotment option, which closed on August 23, 2021.

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

Cash Flow Activities for the Six Months Ended June 30, 2022 and 2021

Cash Flows from Operating Activities

Net cash used in operating activities totaled approximately $3,694,205 and $1,169,894 for the six months ended June 30, 2022, and 2021, respectively, an increase of $2,528,042.

Net cash flow used in operating activities for the six months ended June 30, 2022 primarily reflected a net loss of $5,947,558 adjusted for the add-back of non-cash items consisting of depreciation of $7,766, the accretion of stock-based stock option and common stock expense of $1,835,339, unrealized loss of short-term investments, and an impairment loss on digital currencies and other digital assets of $84,180, offset by changes in operating assets and liabilities primarily consisting of a decrease in prepaid expenses of $323,604 and an increase in accounts payable of $27,534.

Net cash flow used in operating activities for the six months ended June 30, 2021 primarily reflected a net loss of $1,642,550 adjusted for the add-back of non-cash items consisting of amortization of right of use assets of $13,677 and accretion of stock-based common stock expense of $570,000, offset by changes in operating assets and liabilities primarily consisting of an increase in prepaid expenses of $153,750, an increase in accounts payable of $56,406, and a decrease in operating lease liabilities of $13,677.

Cash Flows from Investing Activities

Net cash used in investing activities amounted to $7,908,356 and $0 for the six months ended June 30, 2022, and 2021, respectively. During the six months ended June 30, 2022, we purchased property and equipment of $25,593, purchased digital currencies and other digital assets of $233,245, and purchased short-term investments of $7,649,518.

Cash Flows from Financing Activities

Net cash (used in) provided by financing activities totaled approximately $(203) and $1,581,817 for the six months ended June 30, 2022, and 2021, respectively. During the six months ended June 30, 2022, we repaid related party advances of $203. During the six months ended June 30, 2021, financing activities was primarily attributable to net proceeds of approximately $1,588,237 from the sale of common stock and $133,301 of advances from a related party, offset by the repayment of related party advances of $132,221 and the repayment of related-party notes of $7,500.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We are required to maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and 15d-15(e), promulgated by the SEC pursuant to the Exchange Act. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2022, our disclosure controls and procedures were not effective because of a material weakness in our internal controls over financial reporting. The ineffectiveness of our disclosure controls and procedures were not effective because of the material weaknesses set forth below.

The ineffectiveness of our disclosure controls and procedures was due to the following material weaknesses:

●	We lack segregation of duties within accounting functions duties as a result of our limited financial resources to support hiring of personnel.

●	We lack control over the custody of and accounting for digital currencies and other digital assets accounts.

●	The lack of multiples levels of management review on complex business, accounting and financial reporting issues.

●	We have not implemented adequate system and manual controls.

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting the quarter ended June 30, 2022 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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

ITEM 1A. RISK FACTORS.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended June 30, 2022, the Company entered into the Merger Agreement pursuant to which it acquired all of the issued and outstanding shares of Avila in consideration of the issuance of an aggregate of 1,000,000 shares of the Company’s common stock.

The foregoing issuances were made in reliance on an exemption from registration under Section 4(a)(2) the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description of Exhibits
2.1	Agreement and Plan of Merger, dated as of June 29, 2022, by and among DatChat, Inc., DatChat Patents I, Inc., DatChat Patents II, LLC, and Avila Security Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 5, 2022).
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, is formatted in Inline XBRL

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DATCHAT, INC.

Dated: August 15, 2022	/s/ Darin Myman
Darin Myman
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: August 15, 2022	/s/ Brett Blumberg
Brett Blumberg
Chief Financial Officer
(Principal Financial and Accounting Officer)