Form 10-Q
period 2022-09-30
DatChat, Inc.
filed 2022-11-14
CIK 1648960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Number of shares of common stock outstanding as of November 11, 2022 was 20,597,419.

DATCHAT, INC.

FORM 10-Q

September 30, 2022

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

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DATCHAT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2022	2021

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6,229,888	$20,199,735
Short-term investments	7,981,155	-
Accounts receivable	192	278
Prepaid expenses	259,577	376,973

Total Current Assets	14,470,812	20,576,986

OTHER ASSETS:
Property and equipment, net	85,468	53,720
Digital currencies and other digital assets	52,104	-
Intangible assets, net	1,035,500	-
Operating lease right-of-use asset, net	147,883	184,309

Total Other Assets	1,320,955	238,029

Total Assets	$15,791,767	$20,815,015

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$381,153	$517,039
Operating lease liability, current portion	63,678	53,897
Contract liabilities	3,853	8,850
Due to related party	-	203

Total Current Liabilities	448,684	579,989

LONG-TERM LIABILITIES:
Operating lease liability, less current portion	102,204	151,012

Total Long-Term Liabilities	102,204	151,012

Total Liabilities	550,888	731,001

Commitments and Contingencies (Note 6)

STOCKHOLDERS' EQUITY:
Preferred stock ($0.0001 par value; 20,000,000 shares authorized)
Series A Preferred stock ($0.0001 Par Value; 1 Share authorized; none issued and outstanding at September 30, 2022 and December 31, 2021)	-	-
Common stock ($0.0001 par value; 180,000,000 shares authorized; 20,597,419 and 19,597,419 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively)	2,060	1,960
Common stock to be issued (1,389 shares at September 30, 2022 and December 31, 2021)	-	-
Additional paid-in capital	51,433,628	47,672,600
Accumulated deficit	(36,194,809)	(27,590,546)

Total Stockholders' Equity	15,240,879	20,084,014

Total Liabilities and Stockholders' Equity	$15,791,767	$20,815,015

See accompanying notes to unaudited condensed consolidated financial statements.

DATCHAT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

NET REVENUES	$3,540	$-	$42,296	$-

OPERATING EXPENSES:
Compensation and related expenses	1,639,886	640,827	5,015,827	1,142,342
Marketing and advertising expenses	65,181	286,869	645,825	439,298
Professional and consulting expenses	482,338	665,635	1,947,535	1,522,963
Research and development expense - related party	258,957	-	258,957	-
General and administrative expenses	232,064	258,007	712,103	389,470
Impairment loss on digital currencies and other digital assets	7,024	-	91,204	-

Total operating expenses	2,685,450	1,851,338	8,671,451	3,494,073

LOSS FROM OPERATIONS	(2,681,910)	(1,851,338)	(8,629,155)	(3,494,073)

OTHER INCOME (EXPENSE)
Interest expense	-	(15)	-	(127)
Interest income	4,659	974	8,077	1,271
Realized gain on short-term investments	9,702	-	9,702	-
Unrealized gain on short-term investments	10,844	-	7,113	-

Total other income, net	25,205	959	24,892	1,144

NET LOSS	$(2,656,705)	$(1,850,379)	$(8,604,263)	$(3,492,929)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.13)	$(0.12)	$(0.43)	$(0.25)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	20,597,419	15,334,115	19,938,078	13,897,405

See accompanying notes to unaudited condensed consolidated financial statements.

DATCHAT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

					Common Stock		Additional			Total
	Preferred Stock		Common Stock		to be Issued		Paid-in	Subscription	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity

Balance, December 31, 2021	-	$-	19,597,419	$1,960	1,389	$-	$47,672,600	$-	$(27,590,546)	$20,084,014

Accretion of stock based compensation in connection with stock option grants	-	-	-	-	-	-	822,583	-	-	822,583

Accretion of stock-based professional fees in connection with stock option grants and shares	-	-	-	-	-	-	202,275	-	-	202,275

Net loss for the period	-	-	-	-	-	-	-	-	(3,365,846)	(3,365,846)

Balance, March 31, 2022	-	-	19,597,419	1,960	1,389	-	48,697,458	-	(30,956,392)	17,743,026

Accretion of stock based compensation in connection with stock option grants	-	-	-	-	-	-	772,196	-	-	772,196

Accretion of stock-based professional fees in connection with stock option grants and shares	-	-	-	-	-	-	35,285	-	-	35,285

Shares issued for asset acquisition	-	-	1,000,000	100	-	-	1,089,900	-	-	1,090,000

Net loss for the period	-	-	-	-	-	-	-	-	(2,581,712)	(2,581,712)

Balance, June 30, 2022	-	-	20,597,419	2,060	1,389	-	50,594,839	-	(33,538,104)	17,058,795

Accretion of stock based compensation in connection with stock option grants	-	-	-	-	-	-	787,585	-	-	787,585

Accretion of stock-based professional fees in connection with stock option grants and shares	-	-	-	-	-	-	51,204	-	-	51,204

Net loss for the period	-	-	-	-	-	-	-	-	(2,656,705)	(2,656,705)

Balance, September 30, 2022	-	$-	20,597,419	$2,060	1,389	$-	$51,433,628	$-	$(36,194,809)	$15,240,879

					Common Stock		Additional			Total
	Preferred Stock		Common Stock		to be Issued		Paid-in	Subscription	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance, December 31, 2020	-	$-	12,727,820	$1,273	52,782	$5	$17,342,559	$-	$(16,761,512)	$582,325

Sale of common stock, net of offering costs	-	-	403,024	40	1,675	-	1,592,932	-	-	1,592,972

Common stock issued for common stock issuable	-	-	51,018	5	(51,143)	(5)	-	-	-	-

Common stock issued for services	-	-	205,000	21	-	-	469,979	-	-	470,000

Net loss for the period	-	-	-	-	-	-	-	-	(996,771)	(996,771)

Balance, March 31, 2021	-	-	13,386,862	1,339	3,314	-	19,405,470	-	(17,758,283)	1,648,526

Sale of common stock, net of offering costs	-	-	525	-	-	-	(3,735)	-	-	(3,735)

Common stock issued for common stock issuable	-	-	1,675	-	(1,675)	-	-	-	-	-

Common stock to be issued cancelled	-	-	-	-	(250)	-	(1,000)		-	(1,000)

Accretion of stock-based compensation	-	-	-	-	-	-	100,000		-	100,000

Fractional shares due to reverse split	-	-	21	-	-	-	-	-	-	-

Net loss for the period	-	-	-	-	-	-	-	-	(645,779)	(645,779)

Balance, June 30, 2021	-	$-	13,389,083	$1,339	1,389	$-	$19,500,735	$-	$(18,404,062)	$1,098,012

Sale of common stock, net of offering costs	-	-	3,325,551	333	-	-	12,082,504	-	-	12,082,837

Common stock issued for exercise of Series A warrants	-	-	2,854,199	285	-	-	14,213,628	(234,543)	-	13,979,370

Stock-based compensation in connection with stock option grants	-	-	-	-	-	-	359,607		-	359,607

Accretion of stock-based compensation	-	-	-	-	-	-	100,000		-	100,000

Net loss for the period	-	-	-	-	-	-	-	-	(1,850,379)	(1,850,379)

Balance, September 30, 2021	-	$-	19,568,833	$1,957	1,389	$-	$46,256,474	$(234,543)	$(20,254,441)	$25,769,447

See accompanying notes to unaudited condensed consolidated financial statements.

DATCHAT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,604,263)	$(3,492,929)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	67,227	-
Amortization of right of use asset	36,426	20,987
Stock-based compensation	2,382,364	215,313
Stock-based professional fees	288,764	814,294
Impairment loss on digital currencies and other digital assets	91,204	-
Non-cash digital currency and other digital assets fees	13,831	-
Non-cash revenue from sale of Venvuu NFT digital asset	(36,394)	-
Realized gain on short-term investments	(9,702)	-
Unrealized gain on short-term investments	(7,113)	-
Changes in operating assets and liabilities:
Accounts receivable	86	-
Prepaid expenses	117,396	(200,651)
Accounts payable and accrued expenses	(23,386)	145,915
Contract liabilities	(4,997)	-
Operating lease liability	(39,027)	(20,987)

NET CASH USED IN OPERATING ACTIVITIES	(5,727,584)	(2,518,058)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of short-term investments	6,430,000	-
Purchase of short-term investments, net	(14,394,340)	-
Purchases of property and equipment	(44,475)	-
Purchase of digital currencies and other digital assets	(233,245)	-

NET CASH USED IN INVESTING ACTIVITIES	(8,242,060)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	-	161,567
Payments on related party advances	(203)	(161,229)
Repayment of notes payable - related party	-	(7,500)
Proceeds from exercise of Series A Warrants	-	13,979,370
Net proceeds from the sale of common stock	-	13,671,074

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(203)	27,643,282

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(13,969,847)	25,125,224

CASH AND CASH EQUIVALENTS - beginning of period	20,199,735	690,423

CASH AND CASH EQUIVALENTS - end of period	$6,229,888	$25,815,647

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Digital currencies used to pay accounts payable	$112,500	$-
Common stock issued for future services	$-	$250,000
Subscription receivable from exercise of Series A warrants	$-	$234,543
Issuance of common shares for intangible assets	$1,090,000	$-

See accompanying notes to unaudited condensed consolidated financial statements.

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022 AND 2021

(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

DatChat, Inc. (the “Company”) was incorporated in the State of Nevada on December 4, 2014 under the name of YssUp, Inc. On March 4, 2015, the Company’s corporate name was changed to Dat Chat, Inc. In August 2016, the Board of Directors of the Company approved to change the name of the Company from Dat Chat, Inc. to DatChat, Inc. The Company established a fiscal year end of December 31. The Company is a blockchain, cybersecurity, and social media company that not only focuses on protecting privacy on personal devices, but also protects user information after it is shared with others. The Company believes that one’s right to privacy should not end the moment they click “send.” The Company’s flagship product, DatChat Messenger & Private Social Network, is a mobile application that gives users the ability to communicate with privacy and protection.

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

Liquidity

As reflected in the accompanying condensed consolidated financial statements, for the nine months ended September 30, 2022 and 2021, the Company incurred a net loss of $8,604,263 and $3,492,929, respectively. Additionally, for the nine months ended September 30, 2022 and 2021, the Company used cash in operations of $5,727,584 and $2,518,058, respectively. On September 30, 2022, the Company has an accumulated deficit of $36,194,809 and has generated minimal revenues since inception. During the year ended December 31, 2021, the Company received net proceeds of approximately $13.7 million from the sale of its securities in connection with initial public offering and gross proceeds of approximately $14.4 million from the exercise of the Company’s Series A warrants. As of September 30, 2022, the Company had working capital of $14,022,128. These events served to mitigate the conditions that historically raised substantial doubt about the Company’s ability to continue as a going concern. The Company believes the proceeds raised during the year ended December 31, 2021 will provide sufficient cash flows to meet its obligations for a minimum of twelve months from the date of this filing.

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022 AND 2021

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

Cash and cash equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an original maturity of three months or less, when purchased, to be cash equivalents. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company’s account at this institution is insured by the FDIC up to $250,000. On September 30, 2022 and December 31, 2021, the Company had cash in excess of FDIC limits of approximately $5,979,888 and $19,949,735, respectively. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

Short-term investments

The Company considers investments with original maturities greater than three months and remaining maturities less than one year to be short-term investments. Short-term investments include U.S. Treasury bills and certificates of deposit that are all highly rated and have initial maturities between four and twelve months. Short-term investments are carried at fair value, which is based on quoted market prices for such securities, if available, or is estimated on the basis of quoted market prices of financial instruments with similar characteristics. For the three and nine months ended September 30, 2022, net realized investment gains of $9,702 are reported in other income (expenses) on the unaudited condensed consolidated statements of operations. For the three and ninth months ended September 30, 2022 and 2021, net unrealized investment gains of $10,844 and $7,113 are reported in other income (expenses) on the unaudited condensed consolidated statements of operations, respectively.

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022 AND 2021

(Unaudited)

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

The Company determines the fair value of its digital currencies and other digital assets on a nonrecurring basis in accordance with ASC 820, Fair Value Measurement, based on quoted prices on the active exchange(s) that it has determined is the principal market for Ethereum (Level 1 inputs) and other digital assets. The Company performs an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted prices on active exchanges, indicate that it is more likely than not that its digital assets are impaired. In determining if an impairment has occurred, the Company considers the lowest market price quoted on an active exchange since acquiring the respective digital asset. If the then current carrying value of a digital asset exceeds the fair value, an impairment loss has occurred with respect to those digital assets in the amount equal to the difference between their carrying values and the fair value. The impaired digital assets are written down to their fair value at the time of impairment and this new cost basis will not be adjusted upward for any subsequent increase in fair value. Gains are not recorded until realized upon sale, at which point they are presented net of any impairment losses for the same digital assets held. In determining the gain or loss to be recognized upon sale, the Company calculates the difference between the sales price and carrying value of the digital assets sold immediately prior to sale. Impairment losses and gains or losses on sales are recognized within operating expenses in the unaudited condensed consolidated statements of operations. During the three and nine months ended September 30, 2022, the Company recorded an impairment loss of $7,026 and $91,204, respectively.

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

Capitalized software costs

Costs incurred to develop internal-use software including Metaverse software development, are expensed as incurred during the preliminary project stage. Internal-use software development costs are capitalized during the application development stage, which is after: (i) the preliminary project stage is completed; and (ii) management authorizes and commits to funding the project and it is probable the project will be completed and used to perform the function intended. Capitalization ceases at the point the software project is substantially complete and ready for its intended use, and after all substantial testing is completed. Upgrades and enhancements are capitalized if it is probable that those expenditures will result in additional functionality. Amortization is provided for on a straight-line basis over the expected useful life of the internal-use software development costs and related upgrades and enhancements. When existing software is replaced with new software, the unamortized costs of the old software are expensed when the new software is ready for its intended use. Software development costs incurred during the nine months ended September 30, 2022 were expensed since the Metaverse software development project is in the preliminary project stage. Such costs are included in research and development costs on the accompanying unaudited condensed consolidated statement of operations and were incurred with a related party (see Note 6).

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022 AND 2021

(Unaudited)

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

The Company tracks its revenue by product. The following table summarizes revenue disaggregation by product for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Subscription revenues	$3,540	$-	$5,902	$-
NFT revenues	-	-	36,394	-
Total	$3,540	$-	$42,296	$-

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022 AND 2021

(Unaudited)

Research and Development

Research and development costs incurred in the development of the Company’s products are expensed as incurred and includes costs such as outside development costs and other allocated costs incurred. For the three and nine months ended September 30, 2022, research and development costs incurred in the development of the Company’s software products with a related party were $258,957 and are included in operating expenses on the accompanying unaudited condensed consolidated statements of operations.

Advertising costs

The Company applies ASC 720 “Other Expenses” to account for advertising related costs. Pursuant to ASC 720-35-25-1, the Company expenses advertising costs as they are incurred. Advertising costs were $65,181 and $286,869 for the three months ended September 30, 2022 and 2021, respectively, and $645,825 and $439,298 for the nine months ended September 30, 2022 and 2021, respectively, and are included in marketing and advertising expenses on the accompanying condensed statement of operations.

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

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022 AND 2021

(Unaudited)

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

	September 30,
	2022	2021
Common stock equivalents:
Common stock warrants	673,841	764,927
Common stock options	1,614,200	1,184,200
Total	2,288,041	1,949,127

Reclassification

Certain reclassifications have been made in the unaudited condensed consolidated financial statements to conform to the current year presentation. Such reclassifications had no impact on the Company’ previously reported consolidated financial position or results of operations. Specifically, on the unaudited condensed consolidated statements of operations, certain operating expenses that were classified as general and administrative expenses were reclassified to professional and consulting fees.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on its financial statements

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022 AND 2021

(Unaudited)

NOTE 2 – SHORT-TERM INVESTMENTS

On September 30, 2022, the Company’s short-term investments consisted of the following:

	Cost	Unrealized Gain (Loss)	Fair Value
US Treasury bills	$6,749,042	$6,038	$6,755,080
Certificates of deposit	1,225,000	1,075	1,226,075

Total short-term investments	$7,974,042	$7,113	$7,981,155

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

Pursuant to ASU 2017-01 and ASC 805, the Company analyzed the Merger Agreement and the business of Avila to determine if the Company acquired a business or acquired assets. Based on this analysis, it was determined that the Company acquired assets. No goodwill was recorded since the Merger Agreement was accounted for as an asset purchase. In accordance with ASC 805, the fair value of the assets acquired is based on either the fair value of the consideration given or the fair value of the assets acquired, whichever is more clearly evident, and thus, more reliably measurable. The Company used the market price of the 1,000,000 common shares issued of $1,090,000 as the fair value of the assets acquired since this value was more clearly evident, and thus, more reliably measurable than the fair value of the patents acquired. (see Note 5)

NOTE 4 – OPERATING LEASE RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

In January 2019, the Company renewed and extended the term of its lease facility for another three-year period from January 2019 to December 2021 starting with a monthly base rent of $2,567 plus a pro rata share of operating expenses beginning January 2019. The base rent was subject to annual increases beginning the 2nd and 3rd lease year as defined in the lease agreement. In addition to the monthly base rent, the Company is charged separately for common area maintenance which is considered a non-lease component. These non-lease component payments are expensed as incurred and are not included in operating lease assets or liabilities. On August 27, 2021, the Company entered into an amendment agreement with the same landlord to modify the facility lease to relocate and increase the square footage of the lease premises. The term of the lease commenced on October 1, 2021 and will expire on December 31, 2024 with a new monthly base rent of $7,156 plus a pro rata share of operating expenses beginning January 2022. The base rent will be subject to 3% annual increases beginning in the 2nd and 3rd lease year as defined in the amended lease agreement. For the three months ended September 30, 2022 and 2021, rent expense amounted $25,285 and $17,920, respectively. For the nine months ended September 30, 2022 and 2021, rent expense amounted to $70,816 and $49,500, respectively, and was included in general and administrative expenses.

On August 27, 2021, upon the execution of the amendment agreement, the Company recorded right-of-use assets and operating lease liabilities of $198,898. The remaining lease term for the operating lease is 3 years and the incremental borrowing rate is 18.0% (based on historical borrowing rates) on December 31, 2021.

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022 AND 2021

(Unaudited)

Right-of- use assets are summarized below:

	September 30, 2022	December 31, 2021
Office lease (36 months)	$198,898	$271,507
Less accumulated amortization	(51,015)	(87,198)
Right-of-use asset, net	$147,883	$184,309

Operating Lease liabilities are summarized below:

	September 30, 2022	December 31, 2021
Office lease	$204,909	$271,507
Reduction of lease liability	(39,027)	(66,598)
Total lease liability	165,882	204,909
Less: current portion	63,678	53,897
Long term portion of lease liability	$102,204	$151,012

Minimum lease payments under the non-cancelable operating lease on September 30, 2022 are as follows:

2022 (remainder of year)	$22,113
2023	89,193
2024	92,100
Total	203,406
Less: present value discount	(37,524)
Total operating lease liability	$165,882

NOTE 5 – INTANGIBLE ASSETS

On September 30, 2022 and December 31, 2021, intangible asset consisted of the following:

	Useful life	September 30, 2022	December 31, 2021
Patents	5 years	$1,090,000	$-
Less: accumulated amortization		(54,500)	-
		$1,035,500	$-

On June 29, 2022, in connection with the acquisition of Avilla, the Company issued an aggregate of 1,000,000 shares of the Company’s common stock. These shares were valued at $1,090,000, or $1.09 per share, based on the quoted closing price of the Company’s common stock on the measurement date. The acquisition included patents for intellectual property rights in blockchain based digital rights management and object sharing technology, including encrypted WebRTC real-time video and audio streaming communications (See Note 3).

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022 AND 2021

(Unaudited)

For the nine months ended September 30, 2022 and 2021, amortization of intangible assets amounted to $54,500.

Amortization of intangible assets attributable to future periods is as follows:

Year ending September 30:	Amount
2023	$218,000
2024	218,000
2025	218,000
2026	218,000
2027	163,500
$1,035,500

NOTE 6 – RELATED PARTY TRANSACTIONS

Due to Related Party

The Company’s officer, Mr. Darin Myman, from time to time, provides advances to the Company for working capital purposes. On September 30, 2022 and December 31, 2021, the Company had a payable to the officer of $0 and $203, respectively, which is presented as due to related party on the condensed balance sheets. These advances are short-term in nature and non-interest bearing. During the nine months ended September 30, 2022 and 2021, respectively, Mr. Myman provided advances to the Company for working capital purposes totaling of $0 and $161,567 and the Company repaid $203 and $161,229 of these advances, respectively.

Research and Development

On July 19, 2022, the Company entered into a software development agreement with Metabizz LLC (“Metabizz”), a company whose managing partner is also the Chief Innovation Officer of Smarterverse, the Company’s wholly-owned subsidiary. During the three and nine ended September 30, 2022, the Company paid Metabizz $258,957 for software development services which is included in research and development expense – related party on the accompanying unaudited condensed consolidated statements of operations.

NOTE 7 – STOCKHOLDERS’ EQUITY

Shares Authorized

The authorized capital stock consists of 200,000,000 shares, of which 180,000,000 are shares of common stock and 20,000,000 are shares of preferred stock.

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022 AND 2021

(Unaudited)

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

As of September 30, 2022, and 2021, there were no shares of Series A Preferred Stock outstanding.

Common Stock

Sale of Common Stock

During the nine months ended September 30, 2021, the Company sold an aggregate of 404,974 shares of its common stock at $4.00 per common share for gross proceeds of $1,619,896 and net proceeds of $1,588,237 after escrow fees related to private placement sale.

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022 AND 2021

(Unaudited)

Initial Public Offering

On August 12, 2021, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with EF Hutton, division of Benchmark Investments, LLC, in connection with the initial public offering (the “Offering”) of 3,325,301 shares of the its common stock and Series A warrants (the “Series A Warrants”) to purchase up to 3,325,301 shares of the its common stock for gross proceeds of approximately $13,800,000, before deducting underwriting discounts, commissions, and other offering expenses, including legal expenses related to the Offering of approximately $1,718,000 which are offset against the proceeds in additional paid in capital resulting in net proceeds to the Company of $12,082,837. The Offering closed on August 17, 2021, and the underwriter subsequently exercised its over-allotment option, which closed on August 23, 2021.

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

In February 2021, the Company entered into a one-year Advisory Board Agreement with an individual who will function as an advisor to the Company’s Board. In accordance with this agreement, the Company issued 100,000 shares of its common stock as consideration for the services provided. The Company valued these common shares at a fair value of $400,000, or $4.00 per common share, based on sales of common stock in the recent private placement. For the nine months ended September 30, 2022 and 2021, the Company recorded stock-based consulting of $50,000 and $250,000 which was included in professional and consulting expenses in the accompanying unaudited condensed statements of operations.

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

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022 AND 2021

(Unaudited)

Common Stock Warrants

The following is a summary of the Company’s stock warrant activity for the nine months ended September 30, 2022:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance on December 31, 2021	736,341	$4.59	4.30
Warrants expired	(62,500)	0.40
Balance on September 30, 2022	673,841	$4.98	3.90
Warrants exercisable on September 30, 2022	673,841	$4.98	3.90

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

On July 22, 2022, the Company granted an aggregate of 325,000 options to purchase the Company’s common stock to employees and consultants of the Company. The options have a term of 5 years from the date of grant and are exercisable at an exercise price of $4.00 per share. The options vest 25% every six months from date of grant for two years. The stock options were valued at the grant date using a Black-Scholes option pricing model which will be recognized as stock-based compensation expense over the vesting period.

The stock options were valued at the grant date using a Black-Scholes option pricing model with the following assumptions: risk-free interest rates ranging from 1.53% to 2.93%, expected dividend yield of 0%, expected option term of three years using the simplified method, and expected volatilities ranging from 155.9% to 160.0% based on the calculated volatility of comparable companies. During the nine months ended September 30, 2022, the Company recognized total stock-based expenses related to stock options of $2,621,129 of which $2,382,364 was recorded in compensation and related expenses and $238,764 was recorded in professional and consulting expenses as reflected in the unaudited condensed statements of operations. A balance of $3,382,372 remains to be expensed over future vesting periods related to unvested stock options issued for services to be expensed over a weighted average period of 1.30 years.

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022 AND 2021

(Unaudited)

The following is a summary of the Company’s stock option activity for the nine months ended September 30, 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance on December 31, 2021	1,054,200	$14.66	4.64
Granted	560,000	4.00	5.00
Balance on September 30, 2022	1,614,200	$10.96	4.13
Options exercisable on September 30, 2022	731,200	$11.73	3.89
Options expected to vest	883,000	$8.86
Weighted average fair value of options granted during the period		$1.34

On September 30, 2022, the aggregate intrinsic value of options outstanding was $0.

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

Overview

We are a blockchain, cybersecurity, and social media company that not only focuses on protecting privacy on personal devices, but also protects user information after it is shared with others. We believe that one’s right to privacy should not end the moment they click “send.” Our flagship product, DatChat Messenger & Private Social Network (the “Application”), is a mobile application that gives users the ability to communicate with privacy and protection.

DatChat Messenger & Private Social Network

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

The Habytat

We have recently formed a wholly owned subsidiary, SmarterVerse, Inc., and have entered into a development agreement with MetaBizz, LLC to co-develop a mobile based social metaverse, to be known as “The Habytat.”  A metaverse is a virtual space that blends real world and virtual realities into one, in real time, using emerging technology like virtual and augmented reality, to create highly immersive 3D environments.

We plan to launch Geniuz City, the first world within The Habytat, in the first quarter of 2023. Geniuz City will be a near photo-realistic world that is based on the city of Miami and its surrounding areas. We plan to design Geniuz City in a manner that will enable users to participate in a number of different activities, such as parties, business conferences, shopping, socializing, and game play. Currently, once users download The Habytat application, we plan to grant each user rights to use a designated piece of virtual property in Geniuz City through the minting and issuance of a unique NFT. NFTs (or non-fungible tokens) are digital assets that can represent a unique real-world asset, such as art, music, in-game items, videos, or a piece of real estate or virtual property. Finally, as described below, we plan to integrate our VenVuu platform and VenVuu dynamic NFTs (collectively, VenVuu”) into The Habytat, and that such integration will enable us and users to generate advertising-based revenues in The Habytat.

VenVuu

We are currently developing VenVuu, a metaverse advertising platform. VenVuu is based upon a proprietary metaverse ad network and dynamic NFT technology which we believe will allow advertisers and metaverse property holders to connect in the metaverse. Management believes that metaverse advertising parallels reality and that VenVuu can be considered as a parallel to billboards in the real world or “Google Ads” within the internet. Through the integration of VenVuu, which advertises in a way similar to a billboard or video screen, we plan to enable users of The Habytat opportunities to monetize their virtual property rights by directly displaying approved advertisements on their virtual property. While we currently plan to launch VenVuu in the Habytat, it may also, in the future, be interoperable within other metaverses.

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

We determine the fair value of our digital currencies and other digital assets on a nonrecurring basis in accordance with ASC 820, Fair Value Measurement, based on quoted prices on the active exchange(s) that it has determined is the principal market for Ethereum (Level 1 inputs) and other digital assets. We perform an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted prices on active exchanges, indicate that it is more likely than not that its digital assets were impaired. In determining if an impairment has occurred, we consider the lowest market price quoted on an active exchange since acquiring the respective digital asset. If the then current carrying value of a digital asset exceeds the fair value, an impairment loss has occurred with respect to those digital assets in the amount equal to the difference between their carrying values and the fair value. The impaired digital assets are written down to their fair value at the time of impairment and this new cost basis will not be adjusted upward for any subsequent increase in fair value. Gains are not recorded until realized upon sale, at which point they are presented net of any impairment losses for the same digital assets held. In determining the gain or loss to be recognized upon sale, we calculate the difference between the sales price and carrying value of the digital assets sold immediately prior to sale. Impairment losses and gains or losses on sales are recognized within other expense in the unaudited condensed consolidated statements of operations. During the three and nine months ended September 30, 2022, we recorded an impairment loss of $7,024 and $91,204, respectively.

Capitalized software costs

Costs incurred to develop internal-use software including Metaverse software development, are expensed as incurred during the preliminary project stage. Internal-use software development costs are capitalized during the application development stage, which is after: (i) the preliminary project stage is completed; and (ii) management authorizes and commits to funding the project and it is probable the project will be completed and used to perform the function intended. Capitalization ceases at the point the software project is substantially complete and ready for its intended use, and after all substantial testing is completed. Upgrades and enhancements are capitalized if it is probable that those expenditures will result in additional functionality. Amortization is provided for on a straight-line basis over the expected useful life of the internal-use software development costs and related upgrades and enhancements. When existing software is replaced with new software, the unamortized costs of the old software are expensed when the new software is ready for its intended use. Software development costs incurred during the nine months ended September 30, 2022 were expensed since the Metaverse software development project is in the preliminary project stage. Such costs are included in research and development costs on the accompanying unaudited condensed consolidated statement of operations.

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

Research and Development

Research and development costs incurred in the development of the Company’s products are expensed as incurred and includes costs such as outside development costs and other allocated costs incurred. For the three and nine months ended September 30, 2022, research and development costs incurred in the development of the Company’s software products were $258,957 and are included in operating expenses on the accompanying unaudited condensed consolidated statements of operations.

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

Results of Operations

Three and Nine Months Ended September 30, 2022 compared to Three and Nine Months Ended September 30, 2021

Revenues

During the three and nine months ended September 30, 2022, we generated revenue in the amount of $3,540 and $42,296, respectively. We did not generate revenues during the three and nine months ended September 30, 2021. For the three months ended September 30, 2022, revenue consisted of revenue from subscriptions of $3,540 and revenue from the sale of Venvuu NFTs of $36,394. For the nine months ended September 30, 2022, revenue consisted of revenue from subscriptions of $5,902 and revenue from the sale of Venvuu NFTs of $36,394.

Operating Expenses

For the three months ended September 30, 2022, operating expenses amounted to $2,685,450 as compared to $1,851,338 for the three months ended September 30 2021, an increase of $834,112, or 45.5%. For the nine months ended September 30, 2022, operating expenses amounted to $8,671,451 as compared to $3,494,073 for the nine months ended September 30, 2021, an increase of $5,177,378, or 148.2%.

For the three and nine months ended September 30 2022 and 2021, operating expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Compensation and related expenses	$1,639,886	$640,827	$5,015,827	$1,142,342
Marketing and advertising expenses	65,181	286,869	645,825	439,298
Professional and consulting expenses	482,338	665,365	1,947,535	1,522,963
Research and development costs – related party	258,957	-	258,957	-
General and administrative expenses	232,064	258,007	712,103	389,470
Impairment loss on digital currencies and other digital assets	7,024	-	91,204	-
Total	$2,685,450	$1,851,338	$8,671,451	$3,494,073

Compensation and related expense

Compensation and related expenses for the three months ended September 30, 2022, and 2021 were $1,639,886 and $640,827, respectively, an increase of $999,059, or 155.9%, and for the nine months ended September 30, 2022 and 2021 were $5,015,827 and $1,142,342, respectively, an increase of $3,873,485, or 339.1%. Compensation and related expenses include salaries, stock-based compensation, health insurance and other benefits. The increase in compensation and related expenses is primarily related to increase in the number of full-time employees, and an increase in stock-based compensation. Stock-based compensation expense amounted to $787,585 and $2,382,365 for the three and nine months ended September 30, 2022 and was attributable to the accretion of stock option expense. During the three and nine months ended September 30, 2021, stock-based compensation related to the accretion of stock options expense amounted to $215,313 and $215,313, respectively.

Marketing and advertising expenses

Marketing and advertising expenses for the three months ended September 30, 2022, and 2021 were $65,181 and $286,869, a decrease of $221,688, or 77.3%, and for the nine months ended September 30, 2022 and 2021 were $645,825 and $439,298, respectively, an increase of $206,527, or 47.0%. The increase was primarily attributable to increase in social media development for online media advertising.

Professional and consulting expenses

During the three months ended September 30, 2022 and 2021, we reported professional and consulting fees of $482,338 and $665,635, respectively, a decrease of $183,297, or 27.5%. During the nine months ended September 30, 2022 and 2021, we reported professional and consulting fees of $1,947,535 and $1,522,963, respectively, an increase of $424,572, or 27.9%, which are principally comprised of the following items:

●	During the three months ended September 30, 2022 and 2021, the decrease in professional and consulting expenses of $183,297 was attributable to a decrease in consulting fees for general advisory consulting, investor relations, technology services, and other incidental services of $148,236, a decrease in accounting fees of $6,039, a decrease in recruitment fees of $60,000, and a decrease in other professional fees of $22,199, offset by an increase in legal fees of $53,177. During the three months ended September 30, 2022 and 2021, $51,204 and $244,294, respectively, of these consulting fees was from the accretion of stock option expense and from the issuance of our common stock valued on the date of grant at its estimated fair value using recent sales of common stock on the measurement date.

●	During the nine months ended September 30, 2022 and 2021, the increase in professional and consulting expenses of $424,572 was attributable to a decrease in consulting fees for general advisory consulting, investor relations, technology services, and other incidental services of $171,885, an increase in accounting fees of $18,184, an increase in recruitment fees of $241,000, and an increase in legal fees of $362,495, offset by a decrease in other professional fees of $25,222. During the nine months ended September 30, 2022 and 2021, $288,763 and $814,294, respectively, of these consulting fees was from the accretion of stock option expense and from the issuance of our common stock valued on the date of grant at its estimated fair value using recent sales of common stock on the measurement date.

 Research and development costs

During the three and nine months ended September 30, 2022, we incurred $258,957 in research and development costs with a related party in connection with the development of our Metaverse software development project which is in the preliminary stage. We did not incur any research and development costs in the 2021 periods.

General and administrative expenses

During the three months ended September 30, 2022, and 2021, general and administrative expenses were $232,064 and $258,007, a decrease of $25,943, or 10.1%. During the nine months ended September 30, 2022, and 2021, general and administrative expenses were $712,103 and $389,470, an increase of $322,633, or 82.8%, primarily attributable to an increase in insurance expense of $64,082, an increase in computer and internet expense of $48,891, an increase in travel expenses of $71,970, and an increase in rent expense of $21,751. General and administrative expenses primarily consisted of the following expense categories: insurance, travel, utilities, office related expenses and rent expense.

Impairment loss on digital currencies and other digital assets

During the three and nine months ended September 30, 2022, operating expenses included an impairment charge related to the write down of digital currencies and other digital assets of $7,024 and $91,204, respectively.

Loss from Operations

For the three months ended September 30, 2022, loss from operation amounted to $2,681,910 as compared to $1,851,338 for the three months ended September 30, 2021, an increase of $830,572, or 44.9%. For the nine months ended September 30, 2022, loss from operation amounted to $8,629,155 as compared to $3,494,073 for the nine months ended September 30, 2021, an increase of $5,135,082, or 147.0%.

Other Income (Expense)

During the three months ended September 30, 2022, and 2021, we reported other income (expense) of $25,205 and $959, respectively. During the nine months ended September 30, 2022, and 2021, we reported other income (expense) of $24,892 and $1,144, respectively. Other income (expense) consisted of interest income, interest expense and unrealized gains or losses on short-term investments. During the three and nine months ended September 30, 2022, net realized investment gain of $9,702 is reported in other income (expenses) on the unaudited condensed consolidated statements of operations. During the three and ninth months ended September 30, 2022 and 2021, net unrealized investment gains of $10,844 and $7,113 is reported in other income (expenses) on the unaudited condensed consolidated statements of operations, respectively.

Net Loss

For the foregoing reasons, for the three months ended September 30, 2022 and 2021, net loss amounted to $2,656,705, or ($0.13) per common share (basic and diluted) and $1,850,379, or $(0.12) per common share (basic and diluted), respectively, an increase of $806,326, or 43.6%. For the nine months ended September 30, 2022 and 2021, net loss amounted to $8,604,263, or ($0.43) per common share (basic and diluted) and $3,492,929, or $(0.25) per common share (basic and diluted), respectively, an increase of $5,111,334, or 146.3%.

Liquidity, Capital Resources and Plan of Operations

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of September 30, 2022 and December 31, 2021, we had cash and cash equivalents of $6,229,888 and $20,199,735, respectively. Additionally, on September 30, 2022, we had short-term investments of $7,981,155. Short-term investments include U.S. Treasury bills and certificates of deposit that are all highly rated and have initial maturities between four and twelve months.

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

Cash Flow Activities for the Nine Months Ended September 30, 2022 and 2021

Cash Flows from Operating Activities

Net cash used in operating activities totaled approximately $5,727,584 and $2,518,058 for the nine months ended September 30, 2022, and 2021, respectively, an increase of $3,209,526.

Net cash flow used in operating activities for the nine months ended September 30, 2022 primarily reflected a net loss of $8,604,263 adjusted for the add-back of non-cash items consisting of depreciation and amortization of $67,227, stock-based compensation and professional fees from the accretion of stock-based stock option and common stock expense of $2,671,128, unrealized and realized gains on short-term investments, and an impairment loss on digital currencies and other digital assets of $84,180, offset by changes in operating assets and liabilities primarily consisting of a decrease in prepaid expenses of $117,396, a decrease in accounts payable and accrued expenses of $23,386 and a decrease in operating lease liability of $39,027.

Net cash flow used in operating activities for the nine months ended September 30, 2021 primarily reflected a net loss of $3,492,929 adjusted for the add-back of non-cash items consisting of amortization of right of use assets of $20,987 and accretion of stock-based common stock expense of $1,029,607, offset by changes in operating assets and liabilities primarily consisting of an increase in prepaid expenses of $200,651, an increase in accounts payable of $145,915, and a decrease in operating lease liability of $20,987.

Cash Flows from Investing Activities

Net cash used in investing activities amounted to $8,242,060 and $0 for the nine months ended September 30, 2022, and 2021, respectively. During the nine months ended September 30, 2022, we purchased property and equipment of $44,475, purchased digital currencies and other digital assets of $233,245, and we purchased short-term investments of $14,394,340 and received gross proceeds from the sale of short-term investments of $6,430,000.

Cash Flows from Financing Activities

Net cash (used in) provided by financing activities totaled approximately $(203) and $27,643,282 for the nine months ended September 30, 2022, and 2021, respectively. During the nine months ended September 30, 2022, we repaid related party advances of $203. During the nine months ended September 30, 2021, financing activities was primarily attributable to net proceeds of approximately $13,671,074 from the sale of common stock, $13,979,370 from the exercise of Series A warrants and $161,567 of advances from a related party, offset by the repayment of related party advances of $161,229 and the repayment of related-party notes of $7,500.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We are required to maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and 15d-15(e), promulgated by the SEC pursuant to the Exchange Act. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2022, our disclosure controls and procedures were not effective because of a material weakness in our internal controls over financial reporting. The ineffectiveness of our disclosure controls and procedures were not effective because of the material weaknesses set forth below.

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting the quarter ended September 30, 2022 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

Our business, financial condition, results of operations, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our most recent Annual Report on Form 10-K and in our other filings with the SEC, the occurrence of any one of which could have a material adverse effect on our actual results. There have been no material changes in our risk factors from those previously disclosed in our Annual Report on Form 10-K, other than as described below:

If we fail to comply with the continued listing requirements of The Nasdaq Capital Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

On October 14, 2022, we received written notice from the Nasdaq Stock Market, LLC (“Nasdaq”) that we were not in compliance with Nasdaq Listing Rule 5550(a)(2), as the minimum bid price of our common stock had been below $1.00 per share for 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810, we have a period of 180 calendar days, or until April 12, 2023, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for at least 10 consecutive business days during this 180 calendar day period. In the event we do not regain compliance by April 12, 2023, we may be eligible for an additional 180 calendar day grace period if we meet the continued listing standards, with the exception of bid price, for The Nasdaq Capital Market, and we provide written notice to Nasdaq of our intention to cure the deficiency during the second compliance period. Although we may effect a reverse stock split of our issued and outstanding common stock in the future, there can be no assurance that such reverse stock split will enable us to regain compliance with the Nasdaq minimum bid price requirement.

If we are unable to regain compliance with the Nasdaq minimum bid price requirement and Nasdaq delists our common stock and we are unable to obtain listing on another national securities exchange, a reduction in some or all of the following may occur, each of which could have a material adverse effect on our stockholders:

●	the liquidity of our common stock;

●	the market price of our common stock;

●	our ability to obtain financing for the continuation of our operations;

●	the number of institutional and general investors that will consider investing in our common stock;

●	the number of investors in general that will consider investing in our common stock;

●	the number of market makers in our common stock;

●	the availability of information concerning the trading prices and volume of our common stock; and

●	the number of broker-dealers willing to execute trades in shares of our common stock.

We may not be successful in our metaverse strategy and investments, which could adversely affect our business, reputation, or financial results.

We believe the metaverse, an embodied internet where people have immersive experiences beyond two-dimensional screens, is the next evolution in social technology. We recently announced our plan to develop The Habytat, a mobile based social metaverse. We expect this will be a complex, evolving, and long-term initiative that will involve the development of new and emerging technologies and collaboration with other companies, developers, partners, and other participants. However, the metaverse may not develop in accordance with our expectations, and market acceptance of features, products, or services we build for The Habytat is uncertain. In addition, we have limited experience with virtual and augmented reality technology, which may enable other companies to compete more effectively than us. We may be unsuccessful in our research and product development efforts, including if we are unable to develop relationships with key participants in the metaverse or develop products that operate effectively with metaverse technologies, products, systems, networks, or standards. Our metaverse efforts may also divert resources and management attention from other areas of our business.

In addition, as our efforts to develop The Habytat evolve, we may be subject to a variety of existing or new laws and regulations in the United States and international jurisdictions, including in the areas of privacy, safety, competition, content regulation, consumer protection, and e-commerce, which may delay or impede the development of our products and services, increase our operating costs, require significant management time and attention, or otherwise harm our business. As a result of these or other factors, our metaverse strategy and investments may not be successful in the foreseeable future, or at all, which could adversely affect our business, reputation, or financial results.

The Habytat is currently under development and no assurance can be given that it will be accepted by others or generate sufficient interest.

The Habytat, our social metaverse platform, is currently under development. It is our intent that The Habytat will feature a virtual world containing immersive experiences in intelligent retail, social networking, gaming and the use of NFTs to grant property rights, boasting a wide range of “online + offline” and “virtual + reality” scenarios. We aim to continue researching and developing different applications for our social metaverse platform in order to generate continual interest in our social metaverse platform, including, but not limited to, our proprietary metaverse ad network and dynamic NFT technology. If we do not generate sufficient interest in our social metaverse platform we will not attract enough advertisers to make it profitable.

The Habytat and VenVuu are both based on new and unproven technologies and therefore are subject to the risks of failure inherent in the development of new products and services.

Because both The Habytat and VenVuu are based on certain new technologies, they are subject to risks of failure that are particular to new technologies, including the possibility that:

●	The Habytat and/or VenVuu may not gain market acceptance;

●	proprietary rights of third parties may preclude us from marketing a new product or service;

●	The Habytat and/or VenVuu may not receive the exposure required to obtain new users; or

●	third parties may market superior products or services.

We may not be able to adequately evaluate the risks associated with our planned social metaverse and advertising platforms.

The Habytat and VevVuu may not be successful and may expose us to legal, regulatory, and other risks. Given the nascent and evolving nature of the metaverse, digital assets and blockchain technology, we may be unable to accurately anticipate or adequately address such risks or the potential impact of such risks. The occurrence of any such risks could materially and adversely affect our business, financial condition, results of operations, reputation, and prospects. It is difficult to predict how the legal and regulatory framework around such digital assets and services will develop and how such developments will impact our business and our platforms. The launch of The Habytat and VevVuu also subjects us to risks similar to those associated with any new platform offering, including, but not limited to, our ability to accurately anticipate market demand and acceptance, our ability to successfully launch these initiatives, technical issues with the operation of The Habytat and/or VenVuu, and legal and regulatory risks as discussed above. We believe these risks may be heightened with respect to both of these initiatives, as metaverse assets and services, NFTs and other digital assets and services are still considered relatively novel concepts. If we fail to accurately anticipate or manage the risks associated with The Habytat and VenVuu, or if we directly or indirectly become subject to disputes, liability, or other legal or regulatory issues in connection with either of these initiatives, they may not be successful and our business, financial condition, results of operations, reputation, and prospects could be materially harmed.

Digital ecosystems, including offerings of digital assets, is evolving, and uncertain, and new regulations or policies may materially adversely affect our development.

The technologies supporting the metaverse and NFTs, like blockchain and NFTs, are new and rapidly evolving. If we fail to explore new advancements in these technologies and apply them innovatively to keep our products and services competitive, we may not experience significant growth of our business. Regulation of digital assets is currently underdeveloped and likely to rapidly evolve as government agencies take greater interest in them. Regulation also varies significantly among international, federal, state and local jurisdictions and is subject to significant uncertainty. Various legislative and executive bodies in the United States and in other countries may in the future adopt laws, regulations, or guidance, or take other actions, which may severely impact the permissibility of NFTs generally and the technology behind them or the means of transacting in or transferring them. The regulatory regime governing blockchain technologies, NFTs, and other digital assets is uncertain, and new regulations or policies may materially adversely affect our development and our value if we materially embrace digital assets in the future.

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

DATCHAT, INC.

Dated: November 14, 2022	/s/ Darin Myman
Darin Myman
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 14, 2022	/s/ Brett Blumberg
Brett Blumberg
Chief Financial Officer
(Principal Financial and Accounting Officer)