Form 10-K
period 2022-12-31
DatChat, Inc.
filed 2023-03-31
CIK 1648960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 001-40729

DATCHAT, INC.

(Exact name of registrant as specified in charter)

Nevada	47-2502264
(State or jurisdiction of Incorporation or organization)	I.R.S. Employer Identification No.

204 Nielson Street New Brunswick, NJ	08901
(Address of principal executive offices)	(Zip code)

(732) 374-3529

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	DATS	The Nasdaq Stock Market LLC
Series A Warrants, each warrant exercisable for one share of Common Stock at an exercise price of $4.98	DATSW	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $17,847,418 based upon the closing price reported for such date on The Nasdaq Capital Market as of that date.

Number of shares of common stock outstanding as of March 27, 2023 was 20,234,066.

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

The foregoing list sets forth some, but not all, of the factors that could affect our ability to achieve results described in any forward-looking statements. You should read this Annual Report on Form 10-K and the documents that we reference herein and have filed as exhibits to the Annual Report on Form 10-K, completely and with the understanding that our actual future results may be materially different from what we expect. You should assume that the information appearing in this Annual Report on Form 10-K is accurate as of the date hereof. Because the risk factors referred to on page 6 of Annual Report on Form 10-K, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all of the information presented in this Annual Report on Form 10-K, and particularly our forward-looking statements, by these cautionary statements.

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

iii

PART I

ITEM 1. BUSINESS

Overview

We are a blockchain, cybersecurity, and social media company that not only focuses on protecting privacy on personal devices, but also protects user information after it is shared with others. We believe that one’s right to privacy should not end the moment they click “send”, and that we all deserve the same right to privacy online that we enjoy in our own living rooms. Our flagship product, DatChat Messenger & Private Social Network, is a privacy platform and mobile application that gives users the ability to communicate with the privacy and protection they deserve. Recently. we have expanded our business and product offerings to include the co-development of a mobile-based social metaverse, known as “The Habytat”, as well as the development of VenVūū, an advertising and non-fungible token (“NFT”) monetization platform.

DatChat Messenger & Private Social Network

Our platform allows users to exercise control over their messages and posts, even after they are sent. Through our application, users can delete messages that they have sent, on their own device and the recipient’s device as well. There is no set time limit within which they must exercise this choice. A user can elect at any time to delete a message that they previously sent to a recipient’s device.

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

In addition to the foregoing, the application also provides users with the ability to connect via an encrypted live video chat that also is designed to prevent screenshots or screen grabs.

The application integrates with iMessage, making private messages potentially available to hundreds of millions of users.

The Habytat

In June 2022, we formed a wholly owned subsidiary, SmarterVerse, Inc. (“SmarterVerse”). In July 2022, SmarterVerse entered into a development agreement with MetaBizz, LLC, an infrastructure firm that creates and develops 4D experiences in the metaverse (“MetaBizz”).

In November 2022, we launched The Habytat, a virtual space that blends real world and virtual realities into one, in real time, using emerging technology like virtual and augmented reality, to create a highly immersive 3D environment.

In January 2023, we launched Geniuz City, the first world within The Habytat. Geniuz City is intended to be a near photo-realistic world that is based on the city of Miami and its surrounding areas. Geniuz City has been designed in a manner that can enable users to participate in a number of different activities, such as parties, business conferences, shopping, socializing, and game play.

Currently, once users download The Habytat application, we plan to grant each user rights to use a designated piece of virtual property in Geniuz City through the minting and issuance of a unique NFT. NFTs (or non-fungible tokens) are digital assets that can represent a unique real-world asset, such as art, music, in-game items, videos, or a piece of real estate or virtual property. Users will initially be able to choose the style of house they want, then start customizing it to represent their personal style and taste. Users will then be able to accumulate reward points when they visit and interact with such virtual property or invite others to join The Habytat, and such rewards can be used to enhance, expand, and improve the virtual property.

In addition, we plan to offer users the ability to have their own pets in the Habytat, which they will need to care for and can train to follow basic obedience commands. Finally, as described below, we plan to integrate our VenVūū, platform and VenVūū, dynamic NFTs (collectively, VenVūū,”) into The Habytat, and that such integration will enable us and users to generate advertising-based revenues in The Habytat.

VenVūū

We are currently developing VenVūū, an advertising and NFT monetization platform. VenVūū is based upon a proprietary metaverse ad network and dynamic NFT technology which we believe will allow advertisers and landowners to connect in the metaverse. Management believes that metaverse advertising parallels reality,.and that VenVūū can be considered as a parallel to billboards in the real world or “Google Ads” within the internet. Through the integration of VenVūū, which advertises in a way similar to a billboard or video screen, we plan to enable users of The Habytat opportunities to monetize their virtual property rights by directly displaying approved advertisements on their virtual property. While we currently plan to launch VenVuu in the Habytat, it may also by interoperable within other metaverses in the future We believe that these features can potentially provide brands with the ability to run campaigns that target the land parcels they want to reach, simultaneously across multiple metaverses.

Competition

DatChat Messenger & Private Social Network

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

Software and Development

DatChat Messenger & Private Social Network

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

The Habytat and VenVūū

Our software and development is led by our Head of Business Development, Gianfranco Lopane and SmaterVerse’s Chief Innovation Officer, Rene J. Palacio Mongui, Chief Technology Officer, Mark Mathis, and Chief Operating Officer, Ingrith Gartner Salazar. The software and development team is responsible for the engineering, development, design, integration and testing of The Habytat metaverse and the VenVūū dynamic content NFT technology.

Marketing and Monetization

DatChat Messenger & Private Social Network

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

The Habytat and VenVūū

We have entered into strategic alliances with House of Kibba’s Project Origin metaverse, Yakushima Corp.’s Yakuverse, AVTR Studios Taipei’s metaverse, and ZOAN’s Cornerstone.land metaverse to integrate the VenVūū NFT monetization platform and The Habytat. We anticipate that each strategic alliance will mutually benefit from the cross-promotion of each other’s platforms and products. Additionally, MetaBizz will contribute over twenty engineers and designers based in both North and South America.

Intellectual Property Portfolio

DatChat Messenger & Private Social Network

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

As of March 27, 2023, we had 7 issued patents, 0 notices of allowance and 0 filed patent applications in the United States relating to our encryption technologies and blockchain platform. Our issued patents will expire in 2036. In addition, we plan to continue expanding and strengthening our IP portfolio with additional patent applications in the future. We may not be able to obtain protection for our intellectual property, and our existing and future patents, trademarks, and other intellectual property rights may not provide us with competitive advantages or distinguish our products and services from those of our competitors. Our pending patent application and future applications may not result in the issuance of patents, and any resulting issued patents may have claims narrower than those in our patent applications. Additionally, our current and future patents, trademarks, and other intellectual property rights may be contested, circumvented, or found unenforceable or invalid, and we may not be able to prevent third parties from infringing them. Our internal controls may not always be effective at preventing unauthorized parties from obtaining our intellectual property and proprietary technologies.

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

Employees

As of March 27, 2023, we have a total of 15 full-time employees and 1 consultant. We are not a party to any collective bargaining agreements. We believe that we maintain good relations with our employees.

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

Our limited operating history makes evaluating the business and future prospects difficult, and may increase the risk of your investment. We were incorporated in 2014, and since then there have been a limited amount of downloads of the application. To date, we have minimal revenues. As reflected in the accompanying consolidated financial statements, for the years ended December 31, 2022 and 2021, we incurred a net loss of $12,138,572 and $10,829,034, respectively. Additionally, for the years ended December 31, 2022 and 2021, we used cash in operations of $7,258,765 and $8,454,504, respectively. As of December 31, 2022, we has an accumulated deficit of $39,729,118. We intend, in the long term, to derive revenues from advertisement sales, technology licensing, and other forms of revenue. The application is available for download on certain mobile platforms and we are developing compatibility on with other platforms. We also continue to develop and refine functions of the application.

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

The Habytat and VenVūū are both based on new and unproven technologies and therefore are subject to the risks of failure inherent in the development of new products and services.

Because both The Habytat and VenVūū are based on certain new technologies, they are subject to risks of failure that are particular to new technologies, including the possibility that:

●	The Habytat and/or VenVūū may not gain market acceptance;

●	proprietary rights of third parties may preclude us from marketing a new product or service;

●	The Habytat and/or VenVūū may not receive the exposure required to obtain new users; or

●	third parties may market superior products or services.

We may not be able to adequately evaluate the risks associated with our planned social metaverse and advertising platforms.

The Habytat and VenVūū may not be successful and may expose us to legal, regulatory, and other risks. Given the nascent and evolving nature of the metaverse, digital assets and blockchain technology, we may be unable to accurately anticipate or adequately address such risks or the potential impact of such risks. The occurrence of any such risks could materially and adversely affect our business, financial condition, results of operations, reputation, and prospects. It is difficult to predict how the legal and regulatory framework around such digital assets and services will develop and how such developments will impact our business and our platforms. The launch of The Habytat and VenVūū also subjects us to risks similar to those associated with any new platform offering, including, but not limited to, our ability to accurately anticipate market demand and acceptance, our ability to successfully launch these initiatives, technical issues with the operation of The Habytat and/or VenVūū, and legal and regulatory risks as discussed above. We believe these risks may be heightened with respect to both of these initiatives, as metaverse assets and services, NFTs and other digital assets and services are still considered relatively novel concepts. If we fail to accurately anticipate or manage the risks associated with The Habytat and VenVūū, or if we directly or indirectly become subject to disputes, liability, or other legal or regulatory issues in connection with either of these initiatives, they may not be successful and our business, financial condition, results of operations, reputation, and prospects could be materially harmed.

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

Our business is subject to risks generally associated with the metaverse and digital entertainment industry.

We are susceptible to market conditions and risks associated with the metaverse and digital entertainment industry, including the popularity, customers’ preferences, and potential regulations, all of which are difficult to predict and are beyond our control.

In addition, economic conditions that negatively impact discretionary consumer spending, including inflation, slower growth, unemployment levels, tax rates, interest rates, energy prices, declining consumer confidence, recession and other macroeconomic conditions, including those resulting from COVID-19 and from geopolitical issues and uncertainty, could have a material adverse impact on our business and results of operations.

If we fail to retain users or add new users, or if our users decrease their level of engagement with The Habytat, revenue, bookings, and operating results will be harmed.

Our business plan assumes that the demand for interactive entertainment offerings, specifically, the adoption of a metaverse with users interacting together by playing, communicating, connecting, working, making friends, learning, or simply hanging out, all in 3D environments, will increase for the foreseeable future. However, if this market shrinks or grows more slowly than anticipated, if the metaverse does not gain widespread adoption as a forum for experiences, social interaction and creative expression for our users, or if demand for The Habytat does not grow as quickly as we anticipate, whether as a result of competition, product obsolescence, budgetary constraints of our developers, creators, and users, technological changes, unfavorable economic conditions, uncertain geopolitical or regulatory environments or other factors, we may not be able to increase our revenue and bookings sufficiently to ever achieve profitability and our stock price would decline.

The multitude of other entertainment options, online gaming, and other interactive experiences is high, making it difficult to retain users who are dissatisfied with The Habytat and seek other entertainment options. These and other factors may lead users to switch to another entertainment option rapidly, which can interfere with our ability to forecast usage and would negatively affect our user retention, growth, and engagement. Falling user retention, growth, or engagement rates could harm our business.

We face intense competition for our products and services

There are numerous technology companies seeking ways to support efforts to enter the Web 3 technologies business. Additionally, the metaverse has become more readily recognized as method of completing transactions and as such, more competitors are seeking to enter this marketplace. These technologies are subject to rapidly changing technological developments, shifting organizational priorities and requirements, frequent introductions of new products and services, and increased marketing and sales activities of other industry participants

Many competitors exist in the overlapping areas of Web 3 and traditional digital marketing, data analytics, and digital transformation. Many of our current and potential competitors have a significantly larger market presence, greater name recognition, access to more potential customers and substantially greater financial, technical, sales and marketing, management, support, and other resources than we have. As a result, many of our competitors can respond more quickly than we can to new or changing opportunities and technologies, and may devote greater resources to the marketing, promotion and sale of their products than we can.

Our costs are continuing to grow, and some of our investments, particularly our investments in virtual and augmented reality, have the effect of reducing our operating margin and profitability. If our investments are not successful longer-term, our business and financial performance will be harmed.

Operating our business is costly, and we expect our expenses to continue to increase in the future as we add users and broaden our user base, as users increase the amount and types of content they consume and the data they share with us, for example as we continue to expand our technical infrastructure, as we continue to invest in new and unproven technologies, and as we continue our efforts to focus on privacy, safety, security, and content review. We are also continuing to increase our investments in new platforms and technologies, including as part of our efforts related to building the metaverse. Some of these investments, particularly our significant investments in virtual and augmented reality, have generated only limited revenue and is anticipated to reduce our operating margin and profitability, and we expect the adverse financial impact of such investments to continue for the foreseeable future.

Our industry is subject to rapid technological change, and if we do not adapt to, and appropriately allocate our resources among, emerging technologies and business models, our business may be negatively impacted.

Technology changes rapidly in the entertainment industry. We must continually anticipate and adapt to emerging technologies and business models to stay competitive. Forecasting the financial impact these changing technologies and business models may have is inherently uncertain and volatile. Supporting a new technology or business model may require affiliating with a new business or technology vendor, and such affiliation may be on terms that are less favorable to us than those for traditional technologies or business models. If we invest in the development of content offerings that incorporate a new technology or business model that does not achieve significant popularity, whether because of competition or otherwise, we may not recover the often substantial costs of developing and marketing those content offerings, or recover the opportunity cost of diverting company resources away from other content and product offerings. In the near and longer term, we expect to take advantage of broader trends such as the growth of the metaverse in the digital economy and the associated increase in importance of technologies such as blockchains, virtual reality and augmented reality. We may not be successful in allocating our resources to these new areas and may not recover the costs and opportunity costs of investing in these opportunities instead of others. Further, our competitors may adapt to these or other emerging technologies or business models more quickly or effectively than we do.

If, on the other hand, we elect not to pursue the development of content offerings or other opportunities incorporating a new technology, or otherwise elect not to pursue new business models that achieve significant success and popularity, it may have adverse consequences to our business. It may take significant time and expenditures to shift financial and personnel resources to that technology or business model, and it may be more difficult to compete against existing companies that incorporate that technology or business model effectively.

We may not be successful in our metaverse strategy and investments, which could adversely affect our business, reputation, or financial results.

We believe the metaverse, an embodied internet where people have immersive experiences beyond two-dimensional screens, is the next evolution in social technology. Our business strategy focuses on offerings within the metaverse. We expect this will be a complex, evolving, and long-term initiative that will involve the development of new and emerging technologies, continued investment in privacy, safety, and security efforts, and collaboration with other companies, developers, partners, and other participants. However, the metaverse may not develop in accordance with our expectations, and market acceptance of features, products, or services we build for the metaverse is uncertain. In addition, we have limited experience with virtual and augmented reality technology, which may enable other companies to compete more effectively than us. We may be unsuccessful in our research and product development efforts, including if we are unable to develop relationships with key participants in the metaverse or develop products that operate effectively with metaverse technologies, products, systems, networks, or standards. Our metaverse efforts may also divert resources and management attention from other areas of our business. In addition, as our metaverse efforts evolve, we may be subject to a variety of existing or new laws and regulations in the United States and international jurisdictions, including in the areas of privacy and e-commerce, which may delay or impede the development of our products and services, increase our operating costs, require significant management time and attention, or otherwise harm our business. As a result of these or other factors, our metaverse strategy and investments may not be successful in the foreseeable future, or at all, which could adversely affect our business, reputation, or financial results.

Risks Related to Our Common Stock and Series A Warrants

The price of our common stock and our Series A Warrants may fluctuate substantially.

You should consider an investment in our common stock and Series A Warrants to be risky, and you should invest in our common stock and Series A Warrants only if you can withstand a significant loss and wide fluctuations in the market value of your investment. Some factors that may cause the market price of our common stock to fluctuate, in addition to the other risks mentioned in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, are:

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

Our board of directors may determine from time to time that it needs to raise additional capital by issuing additional shares of our common stock or other securities. Except as otherwise described in this Annual Report on Form 10-K, we will not be restricted from issuing additional common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, shares of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future offerings, or the prices at which such offerings may be affected. Additional equity offerings may dilute the holdings of existing shareholders or reduce the market price of our common stock and Series A Warrants, or all of them. Holders of our securities are not entitled to pre-emptive rights or other protections against dilution. New investors also may have rights, preferences and privileges that are senior to, and that adversely affect, then-current holders of our securities. Additionally, if we raise additional capital by making offerings of debt or preference shares, upon our liquidation, holders of our debt securities and preference shares, and lenders with respect to other borrowings, may receive distributions of its available assets before the holders of our common stock.

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

The U.S. government recently enacted comprehensive federal income tax legislation that includes significant changes to the taxation of business entities. These changes include, among others, a permanent reduction to the corporate income tax rate. Notwithstanding the reduction in the corporate income tax rate, the overall impact of this tax reform is uncertain, and our business and financial condition could be adversely affected. This Annual Report on Form 10-K does not discuss any such tax legislation or the manner in which it might affect purchasers of our common stock. We urge our shareholders to consult with their legal and tax advisors with respect to any such legislation and the potential tax consequences of investing in our common stock.

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

Our ability to have our securities traded on the Nasdaq Capital Market is subject to us meeting applicable listing criteria.

We are currently listed on the Nasdaq Stock Market, LLC (“Nasdaq”), a national securities exchange. The Nasdaq requires companies desiring to list their common stock to meet certain listing criteria including total number of shareholders: minimum stock price, total value of public float, and in some cases total shareholders’ equity and market capitalization. Our failure to meet such applicable listing criteria could prevent us from listing our common stock on the Nasdaq. In the event we are unable to have our shares traded on Nasdaq, our common stock could potentially trade on the OTCQX or the OTCQB, each of which is generally considered less liquid and more volatile than the Nasdaq. Our failure to have our shares traded on the Nasdaq could make it more difficult for you to trade our shares, could prevent our common stock trading on a frequent and liquid basis and could result in the value of our Common Stock being less than it would be if we were able to list our shares on the Nasdaq.

On October 14, 2022, we received written notice from Nasdaq that we were not in compliance with Nasdaq Listing Rule 5550(a)(2), as the minimum bid price of our common stock had been below $1.00 per share for 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810, we have a period of 180 calendar days, or until April 12, 2023, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for at least 10 consecutive business days during this 180 calendar day period. In the event we do not regain compliance by April 12, 2023, we may be eligible for an additional 180 calendar day grace period if we meet the continued listing standards, with the exception of bid price, for The Nasdaq Capital Market, and we provide written notice to Nasdaq of our intention to cure the deficiency during the second compliance period. Although we may effect a reverse stock split of our issued and outstanding common stock in the future, there can be no assurance that such reverse stock split will enable us to regain compliance with the Nasdaq minimum bid price requirement.

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

Our directors, executive officers and each of our stockholders who owned greater than 5% of our outstanding Common Stock beneficially, as of March 27, 2023, own approximately 13.90% of our common stock outstanding. Accordingly, these stockholders have and will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, a merger, the consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with our other investors’ interests. For example, these stockholders could delay or prevent a change in control of us, even if such a change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their Common Stock as part of a sale of the Company or our assets. The significant concentration of stock ownership may negatively impact the value of our Common Stock due to potential investors’ perception that conflicts of interest may exist or arise.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located at 204 Nielson Street, New Brunswick, NJ 08901. We lease our office for a minimum base rent of $28.00 per rentable square foot with three percent (3%) annual increases in monthly installments on the first day of each month pursuant to a lease which terminates on December 31, 2024. We believe that our current office space will be adequate for the foreseeable future. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock and Series A Warrants are listed on the Nasdaq Capital Market under the symbols “DATS” and “DATSW,” respectively.

Shareholders

As of March 27, 2023, we had 1,477 shareholders of record. This does not include shares held in the name of a broker, bank or other nominees (typically referred to as being held in “street name”).

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

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Annual Report.

Recent Sales of Unregistered Securities

During the year ended December 31, 2022, the Company issued 1,000,000 shares in connection with the acquisition of all the issued and outstanding shares of Avila Security Corporation.

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

Overview

We are a blockchain, cybersecurity, and social media company that not only focuses on protecting privacy on personal devices, but also protects user information after it is shared with others. We believe that one’s right to privacy should not end the moment they click “send” , and that we all deserve the same right to privacy online that we enjoy in our own living rooms. Our flagship product, DatChat Messenger & Private Social Network, is a privacy platform and mobile application that gives users the ability to communicate with the privacy and protection they deserve. Recently. we have expanded our business and product offerings to include the co-development of a mobile-based social metaverse, known as “The Habytat”, as well as the development of VenVūū, an advertising and non-fungible token (“NFT”) monetization platform.

DatChat Messenger & Private Social Network

Our platform allows users to exercise control over their messages and posts, even after they are sent. Through our application, users can delete messages that they have sent, on their own device and the recipient’s device as well. There is no set time limit within which they must exercise this choice. A user can elect at any time to delete a message that they previously sent to a recipient’s device.

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

In addition to the foregoing, the application also provides users with the ability to connect via an encrypted live video chat that also is designed to prevent screenshots or screen grabs.

The application integrates with iMessage, making private messages potentially available to hundreds of millions of users.

The Habytat

In June 2022, we formed a wholly owned subsidiary, SmarterVerse, Inc. (“SmarterVerse”). In July 2022, SmarterVerse entered into a development agreement with MetaBizz, LLC, an infrastructure firm that creates and develops 4D experiences in the metaverse (“MetaBizz”).

In November 2022, we launched The Habytat, a virtual space that blends real world and virtual realities into one, in real time, using emerging technology like virtual and augmented reality, to create a highly immersive 3D environment.

In January 2023, we launched Geniuz City, the first world within The Habytat. Geniuz City is intended to be a near photo-realistic world that is based on the city of Miami and its surrounding areas. Geniuz City has been designed in a manner that can enable users to participate in a number of different activities, such as parties, business conferences, shopping, socializing, and game play.

Currently, once users download The Habytat application, we plan to grant each user rights to use a designated piece of virtual property in Geniuz City through the minting and issuance of a unique NFT . NFTs (or non-fungible tokens) are digital assets that can represent a unique real-world asset, such as art, music, in-game items, videos, or a piece of real estate or virtual property. Users will initially be able to choose the style of house they want, then start customizing it to represent their personal style and taste. Users will then be able to accumulate reward points when they visit and interact with such virtual property or invite others to join The Habytat, and such rewards can be used to enhance, expand, and improve the virtual property.

In addition, we plan to offer users the ability to have their own pets in the Habytat, which they will need to care for and can train to follow basic obedience commands. Finally, as described below, we plan to integrate our VenVūū, platform and VenVūū, dynamic NFTs (collectively, VenVūū,”) into The Habytat, and that such integration will enable us and users to generate advertising-based revenues in The Habytat.

VenVūū

We are currently developing VenVūū, an advertising and NFT monetization platform. VenVūū is based upon a proprietary metaverse ad network and dynamic NFT technology which we believe will allow advertisers and landowners to connect in the metaverse. Management believes that metaverse advertising parallels reality,.and that VenVūū can be considered as a parallel to billboards in the real world or “Google Ads” within the internet. Through the integration of VenVūū, which advertises in a way similar to a billboard or video screen, we plan to enable users of The Habytat opportunities to monetize their virtual property rights by directly displaying approved advertisements on their virtual property. While we currently plan to launch VenVuu in the Habytat, it may also by interoperable within other metaverses in the future We believe that these features can potentially provide brands with the ability to run campaigns that target the land parcels they want to reach, simultaneously across multiple metaverses.

Recent Events

On January 10, 2023, we announced that our Board of Directors has authorized a Stock Repurchase Plan under which the Company may repurchase up to $2,000,000 of the Company’s outstanding common stock, par value $0.0001 per share. Additionally, the Board has approved EF Hutton to be engaged as the broker to implement the Repurchase Plan.

As of March 29, 2023, the Company reported that it has purchased $480,025 shares of common stock at an average price of $0.648 per share.

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these condensed consolidated financial statements, and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and results of its operations, the specific impact is not readily determinable as of the date of these financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Presentation

The financial statements contained herein have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S. GAAP”) and the requirements of the Securities and Exchange Commission.

Critical Accounting Policies and Significant Judgments and Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reported period. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Actual results may differ from these estimates if conditions differ from our assumptions. While our significant accounting policies are more fully described in Note 1 in the “Notes to Financial Statements”, we believe the following accounting policies are critical to the process of making significant judgments and estimates in preparation of our consolidated financial statements.

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

Short-term investments

The Company considers investments with original maturities greater than three months and remaining maturities less than one year to be short-term investments. Short-term investments include U.S. Treasury bills and certificates of deposit that are all highly rated and have initial maturities between four and twelve months. Short-term investments are carried at fair value, which is based on quoted market prices for such securities, if available, or is estimated on the basis of quoted market prices of financial instruments with similar characteristics. For the year ended December 31, 2022, net unrealized gain on short-term investments of $47,672 and realized gain on short-term investments of $28,176 are reported in other income (expenses) on the consolidated statements of operations.

Accounting for digital currencies and other digital assets

The Company purchases Ethereum cryptocurrency (“Ethereum”) and other digital assets and accepts Ethereum as a form of payment for non-fungible tokens sales (NFTs). The Company accounts for these digital assets held as the result of the purchase or receipt of Ethereum and other digital assets, as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other (“ASC 350”). The Company has ownership of and control over its digital currencies and digital assets and the Company may use third-party custodial services to secure them. The digital currencies and digital assets are initially recorded at cost and are subsequently remeasured, net of any impairment losses incurred since acquisition. The Company believes that digital currencies and other digital assets meet the definition of indefinite-lived intangible assets and accounts for them at historical cost less impairment, applying the guidance in ASC 350. The Company monitors any standard-setting, regulatory or technological developments that may affect the Company’s accounting for digital currencies or its controls and processes related to digital currencies. Digital currencies are included in long-term assets in the consolidated balance sheet.

The Company determines the fair value of its digital currencies and other digital assets on a nonrecurring basis in accordance with ASC 820, Fair Value Measurement, based on quoted prices on the active exchange(s) that it has determined is the principal market for Ethereum (Level 1 inputs) and other digital assets. The Company performs an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted prices on active exchanges, indicate that it is more likely than not that its digital assets are impaired. In determining if an impairment has occurred, the Company considers the lowest market price quoted on an active exchange since acquiring the respective digital asset. If the then current carrying value of a digital asset exceeds the fair value, an impairment loss has occurred with respect to those digital assets in the amount equal to the difference between their carrying values and the fair value. The impaired digital assets are written down to their fair value at the time of impairment and this new cost basis will not be adjusted upward for any subsequent increase in fair value. Gains are not recorded until realized upon sale, at which point they are presented net of any impairment losses for the same digital assets held. In determining the gain or loss to be recognized upon sale, the Company calculates the difference between the sales price and carrying value of the digital assets sold immediately prior to sale. Impairment losses and gains or losses on sales are recognized within operating expenses in the consolidated statements of operations. During the year ended December 31, 2022, the Company recorded an impairment loss of $119,276.

Capitalized software costs

Costs incurred to develop internal-use software including Metaverse software development, are expensed as incurred during the preliminary project stage. Internal-use software development costs are capitalized during the application development stage, which is after: (i) the preliminary project stage is completed; and (ii) management authorizes and commits to funding the project and it is probable the project will be completed and used to perform the function intended. Capitalization ceases at the point the software project is substantially complete and ready for its intended use, and after all substantial testing is completed. Upgrades and enhancements are capitalized if it is probable that those expenditures will result in additional functionality. Amortization is provided for on a straight-line basis over the expected useful life of the internal-use software development costs and related upgrades and enhancements. When existing software is replaced with new software, the unamortized costs of the old software are expensed when the new software is ready for its intended use. Software development costs incurred during the year ended December 31, 2022 were expensed since the Metaverse software development project is in the preliminary project stage. Such costs are included in research and development costs on the accompanying consolidated statement of operations.

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

Research and Development

Research and development costs incurred in the development of the Company’s products are expensed as incurred and includes costs such as outside development costs and other allocated costs incurred. For the year ended December 31, 2022, research and development costs incurred in the development of the Company’s software products with a related party were $514,957 and are included in research and development expense – related party on the accompanying consolidated statements of operations.

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

Results of Operations

Revenue

During the years ended December 31, 2022 and 2021, we generated revenues of $46,214 and $4,445, respectively. For the year ended December 31, 2022, revenues consisted of subscription revenues of $9,820 and revenues from the sale of NFT’s of $36,394, as compared to $4,445 of revenues from subscriptions for the year ended December 31, 2021. We do not expect to generate any revenues from the sale of NFT’s in the near future.

Compensation and related expenses

Compensation and related expenses for the years ended December 31, 2022 and 2021, were $6,551,776 and $2,963,294, respectively, an increase of $3,588,482 or 121.1%.Compensation and related expenses include salaries, stock-based compensation, health insurance and other benefits. The increase in compensation and related expenses is primarily related to increase in the number of full-time employees, and an increase in stock-based compensation. Stock-based compensation expense amounted to $3,173,401 and $1,090,027 for the years ended December 31, 2022 and 2021, respectively, and was attributable to the accretion of stock option expense.

Marketing and advertising expenses

Marketing and advertising expenses for the years ended December 31, 2022 and 2021, were $828,736 and $5,090,763, respectively, a decrease of $4,262,027 or 83.7%, primarily due to a decrease in promotions, branding and digital marketing strategy and social media ads.

Professional and consulting expenses

During the years ended December 31, 2022 and 2021, we reported professional and consulting fees of $2,285,312 and $2,181,317, respectively, an increase of $103,995 or 4.8%, which are principally comprised of the following items:

●	We incurred $514,469 and $1,657,292 of consulting fees for general advisory consulting, investor relation, technology services, and other incidental services for the year ended December 31, 2022 and 2021, respectively. During the year ended December 31, 2022 and 2021, $347,733 and $1,213,350, respectively, related to stock-based consulting expenses from stock option grants to various consultants, accretion of deferred stock-based consulting fees and common stock issued for services.

●	The remaining amounts attributed to professional and consulting fees incurred during the years ended December 31, 2021 and 2022 were primarily attributed to legal fees, accounting fees, recruitment fees, and investor relations fees which amounted to $1,770,843 and $524,025, respectively.

Research and development costs

During the year ended December 31, 2022, we incurred $514,957 in research and development costs with a related party in connection with the development of our Metaverse software development project which is in the preliminary stage. We did not incur any research and development costs in the 2021 period.

General and administrative expenses

General and administrative expenses for the years ended December 31, 2022 and 2021, were $991,882 and $607,621, an increase of $384,261 or 63.2%, primarily attributable to an increase in insurance expense of $73,743, an increase in computer and internet expense of $23,579, an increase in travel expenses of $97,029, an increase in conference fees of $42,078, and an increase in rent expense of $16,644. General and administrative expenses primarily consisted of the following expense categories: insurance, travel, utilities, office related expenses and rent expense.

Impairment loss on intangible assets

During the year ended December 31, 2022, we concluded that the undiscounted cash flows did not support the carrying values of its intangible assets as of December 31, 2022. We determined the value of the patents acquired were fully impaired as of December 31, 2022 and recognized an impairment loss on its long-lived intangible assets of $981,000.

Impairment loss on digital currencies and other digital assets

During the year ended December 31, 2022, operating expenses included an impairment charge related to the write down of digital currencies and other digital assets of $119,276. We did not incur any impairment charges in the 2021 period.

Loss from Operations

For the year ended December 31, 2022, loss from operation amounted to $12,226,725 as compared to $10,838,550 for the year ended December 31, 2021, an increase of $1,388,175, or 12.8%.

Other Income (Expense)

During the years ended December 31, 2022 and 2021, we reported other income of $88,153 and $9,516, respectively. Other income (expense) consisted of interest income, interest expense and unrealized gains or losses on short-term investments. During the year ended December 31, 2022, other income primarily consisted of interest income of $12,305, a realized gain on short-term investments of $28,176, and an unrealized gain on short-term investments of $47,672. During the year ended December 31, 2021, other income primarily consisted of interest income of $3,516, offset by interest expense of $127 and gain from forgiveness of debt of $6,127.

Net Loss

For the foregoing reasons, our net loss for the years ended December 31, 2022 and 2021 was $12,138,572, or ($0.60) per common share (basic and diluted) and $10,829,034, or ($0.71) per common share (basic and diluted), respectively, an increase of $1,309,538, or 12.1%.

Liquidity, Capital Resources and Plan of Operations

As of December 31, 2022, we had cash totaling approximately $1,732,956.

We were incorporated on December 4, 2014 and have generated minimal revenues to date. For the year ended December 31, 2022, we had a net loss of $12,138,572. In addition, we used cash in operations of $7,258,765 for the year ended December 31, 2022. We have an accumulated deficit of $39,729,118 at December 31, 2022 and have generated minimal revenues since inception. During the year ended December 31, 2022, the Company has received no net proceeds from the sale of its securities and no gross proceeds from the exercise of the Company’s Series A warrants. As of December 31, 2022, we had cash and cash equivalents of $1,732,956. Additionally, on December 31, 2022, we had short-term investments of $11,007,997. Short-term investments include U.S. Treasury bills and certificates of deposit that are all highly rated and have initial maturities between four and twelve months. These events served to mitigate the conditions that historically raised substantial doubt about the Company’s ability to continue as a going concern.

Our primary uses of cash have been for compensation and related expenses, fees paid to third parties for professional services, marketing and advertising expenses, and general and administrative expenses. All funds received have been expended in the furtherance of growing the business. We received funds from the sale of our common stock and exercise of warrants. The following trends are reasonably likely to result in changes in our liquidity over the near to long term:

●	An increase in working capital requirements to finance our current business,

●	Cost of research and development,

●	Addition of administrative, technical and sales personnel as the business grows, and

●	The cost of being a public company.

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

Net cash used in operating activities totaled approximately $7,258,765 and $8,454,504 for the years ended December 31, 2022 and 2021, respectively. Net loss for the years ended December 31, 2022 and 2021 totaled approximately $12,138,572 and $10,829,034, respectively. For the year ended December 31, 2022, net loss was adjusted for stock-based compensation of $3,173,401, stock-based professional fees of $347,733, amortization expense of $49,783, depreciation of $127,501, impairment loss of intangible assets of $981,000, and impairment loss on digital currencies and other digital assets of $119,276, offset by realized and unrealized gains on short-term investments of $75,848, and non-cash revenues from the sale of NFT’s of $36,394, and operating changes were a net increase of $179,616, primarily due to a decrease in prepaid expenses of $242,221 and accounts payable and accrued expenses of $61.

Cash Flows from Investing Activities

Net cash used in investing activities amounted to $11,209,126 and $56,039 for the years ended December 31, 2022, and 2021, respectively. During the year ended December 31, 2022, we purchased property and equipment of $44,475, purchased digital currencies and other digital assets of $233,245, and we purchased short-term investments of $20,842,149 and received gross proceeds from the sale of short-term investments of $9,910,000. During the year ended December 31, 2021, we purchased property and equipment of $56,039.

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

Net cash provided by financing activities totaled approximately $1,112 and $28,019,855 for the years ended December 31, 2022 and 2021, respectively. During the year ended December 31, 2022, financing activities was primarily attributable to proceeds from related party advances of $20,294 offset by the repayment of related party advances of $19,182. During the year ended December 31, 2021, financing activities was primarily attributable to net proceeds of approximately $13,671,074 from the sale of common stock, $14,356,272 from the exercise of Series A warrants and $177,624 of advances from a related party, offset by $177,615 repayment of related party advances and $7,500 repayment of related-party notes.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are contained in pages F-1 through F-22, which appear at the end of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K, have concluded that our disclosure controls and procedures were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control Over Financial Reporting

We are required to maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and 15d-15(e), promulgated by the SEC pursuant to the Exchange Act. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2022, our disclosure controls and procedures were not effective because of a material weakness in our internal controls over financial reporting. The ineffectiveness of our disclosure controls and procedures were not effective because of the material weaknesses set forth below.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and positions of our executive officers and directors.

NAME	AGE	POSITION
Darin Myman	57	Chief Executive Officer and Chairman
Peter Shelus	38	Chief Technology Officer and Director
Brett Blumberg	43	Chief Financial Officer
Gabriel Daniels	38	Chief Information Officer
Gianfranco Lopane	37	Head of Business Development
Wayne Linsley	66	Director
Joseph Nelson	39	Director
Carly Schumer	34	Director

The business background and certain other information about our directors and executive officers is set forth below.

Darin Myman - Chief Executive Officer and Director

Darin Myman has served as Chief Executive Officer and Chairman of the board of directors since January 2015. Previously, Mr. Myman served as co-founder and Chief Executive Officer of Wally World Media, Inc., (OTC:WLYW). He also has served as the Chief Executive Officer and a member of PeopleString’s board of directors since PeopleString’s inception. Mr. Myman developed extensive Internet skills through a variety of positions. He has executive management and founder experience having served as a co-founder and Chief Executive Officer of BigString Corporation, a publicly traded company, since October 2005. He also has corporate governance and board experience having served as a member of BigString’s board of directors since BigString’s inception. Prior to BigString, Mr. Myman was a co-founder and Chief Executive Officer of LiveInsurance.com, the first online insurance broker that pioneered the electronic storefront for large national insurance agencies. Prior to co-founding LiveInsurance.com, he served as a Vice President of the online brokerage services unit of Westminster Securities Corporation. We believe that Mr. Myman is qualified to serve as a member of our board of directors because of his background in business and experience in senior leadership and as a board member of public companies.

Peter Shelus - Chief Technology Officer and Director

Peter Shelus is a co-founder of DatChat and has served as our Chief Technology Officer since January 2016 and a member of our board of directors since December 2022. Mr. Shelus has over 10 years of ephemeral messaging and mobile video development experience. Mr. Shelus has been at the forefront of the secure messaging industry, having served as a lead engineer for one of the first ephemeral messaging platforms, “BigString,” where he helped develop the patented technology that became a cornerstone of self-destructing messaging. Mr. Shelus holds Bachelor of Science degree in computer science from Rutgers University. We believe that Mr. Shelus is qualified to serve as a member of our board of directors because of his experience in the secure messaging industry and background in technology engineering and development.

Brett Blumberg – Chief Financial Officer

Brett Blumberg has served as our Chief Financial Officer since February 2022. Mr. Blumberg has extensive experience in finance and accounting. He is a certified public accountant and has been a partner of the public accounting firm Jubran, Shorr & Company since 2015. Mr. Blumberg was a senior accountant at CohnReznick, LLP from 2013 to 2014. Prior to obtaining his CPA license Mr. Blumberg was a private banker at Wells Fargo and owned and operated a Mortgage Brokerage/Banking Company, Canyon Financial Group, LLC from 2006 to 2012. He previously worked in recruitment and talent acquisition for accounting and finance firms from 2000 to 2006. Mr. Blumberg holds a Bachelor of Art degree in economics and psychology from SUNY Binghamton University.

Gabriel Daniels – Chief Information Officer

Gabriel Daniels has served as our Chief Information Officer since March 2021. Since May 2019, Mr. Daniels has served as the Co-Founder, President & CEO of NGD Cybersecurity and Customer Service Consultants LLC, a Minority-Woman Owned and Veteran Owned Business providing high-level technical, cyber commissioning, customer service and project management consulting services for companies within the DHS 16 critical infrastructure. From April 2018 to April 2019, Mr. Daniels served as the Cybersecurity Program Manager at Chinook Systems, an engineering firm. From June 2017 to April 2018, Mr. Daniels worked as a Senior Information Assurance Manager at Navstar Inc., an Information Technology & Services firm. In addition, since December of 2017, Mr. Daniels has worked as an adjunct professor at Northern Virginia (NoVA) Community College and Lord Fairfax Community College, where he teaches classes such as introduction to telecommunications, cyberlaw, network attacks, computer crime and hacking, and computer applications and concepts. Mr. Daniels is a 15-year U.S. Army and Navy veteran. While serving in the Army, Mr. Daniels aided in the development of the Army’s Strategic Cybersecurity and Cyber Incident Handling Response Plans. Mr. Daniels holds a master’s degree in cybersecurity and a bachelor’s degree in marketing from the University of Maryland University College.

Gianfranco Lopane – Head of Business Development

Gianfranco Lopane has served as our Head of Business Development since February 2022 and President of our wholly-owned subsidiary, SmarterVerse, since July 2022. Since August 2018, Mr. Lopane has served as the founder of Generiqo, a NFT, metaverse, and blockchain consulting company. From June 2020 to May 2021, Mr. Lopane served as a senior account executive at XPO Logistics, Inc. From April 2017 to January 2020, Mr. Lopane served as a co-founder of Real World Ads, an advertising network company for the metaverse. Mr. Lopane holds a Master’s degree in commerce and marketing from EUDE Business School in Madrid, Spain.

Wayne D. Linsley – Director

Wayne D. Linsley has served as a member of the board of directors since August 2021. Mr. Linsley has over 40 years of experience in business management. Since April 2020, Mr. Linsley has served as a member of the board of directors of Hoth Therapeutics, Inc. (NASDAQ: HOTH), a clinical-stage biopharmaceutical company and since January 2020, he has served as a member of the board of directors of Silo Pharma, Inc. (NASDAQ: SILO) a biopharmaceutical company focused on merging traditional therapeutics with psychedelic research. From 2014 to September 2021, Mr. Linsley served as the Vice President of Operations at CFO Oncall, Inc., a company that provides financial reporting and controller services on an outsourced basis and previously, from 2012 to 2014, Mr. Linsley worked at CFO Oncall, Inc. as an independent contractor. Mr. Linsley holds Bachelor of Science degree in Business Administration from Siena College. We believe that Mr. Linsley is qualified to serve as a member of our board of directors because of his experience as a director of public companies and background in financial reporting.

Joseph Nelson – Director

Joseph Nelson has served as a member of our board of directors since August 2021. Since December 2017, Mr. Nelson has served as the Head of Investor Relations for GasLog Ltd., and GasLog Partners LP, a leading international owner, operator and manager of liquefied natural gas carriers providing support to many of the world’s largest energy companies. From November 2014 to November 2017, Mr. Nelson served as an Equity Research Analyst at Credit Suisse. From November 2013 to November 2014, Mr. Nelson worked as an Equity Research Analyst at Maxim Group. Mr. Nelson holds a Master of Business Administration degree from New York University’s Stern School of Business; a Bachelor of Science degree in chemistry and a Bachelor of Art degree in philosophy from the Stevens Institute of Technology. We believe that Mr. Nelson is qualified to serve as a member of our board of directors because of his experience in investor relations and background in business and finance.

Carly Schumer – Director

Carly Schumer has served as a member of our board of directors since August 2021. Since May 2011, Ms. Schumer has worked as a digital consultant at ShmeeLive. From May 2018 to June 2020, Ms. Schumer served as a digital director for Lust For Life, LLC, a subsidiary of Renewable Energy & Power, Inc. (OTCQB: RBNW). Ms. Schumer has in-depth experience in ecommerce and digital industries with specializations in digital marketing campaign development, content marketing strategy, SEO and paid media management. Her digital marketing background is rooted in inbound marketing strategies and her approach focuses on listening to user needs and communicating to them via high quality content in order to attract return visitors and engagements. Ms. Schumer specializes in working with start-up companies, across the technology, healthcare and fashion industries. Ms. Schumer holds Bachelor of Art degree in arts, entertainment & media management from Columbia College Chicago. We believe that Ms. Schumer is qualified to serve as a member of our board of directors because of her experience and background in digital marketing for e-commerce and public companies.

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

Anti-hedging

We do not currently have a policy prohibiting employees, officers, or directors from engaging in transactions that hedge or offset, or are designed to hedge or offset, any decrease in the market value of the Company’s equity securities.

Changes in Nominating Procedures

None.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth for the year ended December 31, 2022, the compensation awarded to, paid to, or earned by, our Chief Executive Officer and two other most highly compensated executive officers, whose total compensation during such years exceeded $100,000. We refer to these officers as our “named executive officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)[1]	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Darin Myman	2022	$450,000	$-	$-	$-	$-	$-	$-	$450,000
Chief Executive Officer	2021	$422,250	$350,000	$-	$2,796,850	$-	$-	$31,623	$3,600,723

Brett Blumberg	2022	$52,500	-	-	-	-	-	-	$52,500
Chief Financial Officer

Peter Shelus	2022	$268,750	$-	$-	$-	$-	$-	$-	$268,750
Chief Technology Officer	2021	$165,000	$-	$-	$-	$-	$-	$36,750	$201,750

1)	On September 28, 2021, we granted 250,000 stock options to our CEO. The options have a term of 5 years from the date of grant and are exercisable at an exercise price of $35 per share. The options vest 25% every six months from date of grant for two years.

2)	Other compensation was made up of health insurance expenses.

Outstanding Equity Awards at December 31, 2022

The following table provides information regarding option awards held by each of our named executive officers that were outstanding as of December 31, 2022. There were no stock awards or other equity awards outstanding as of December 31, 2022.

OUTSTANDING EQUITY AWARDS AT 2022 FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that Have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($)
Darin Myman	250,000	—	—	35.00	9/28/2026	—	—	—	—

Non-Employee Director Compensation

The following table presents the total compensation for each person who served as a non-employee member of our Board of Directors and received compensation for such service during the fiscal year ended December 31, 2022. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our Board of Directors in 2022.

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Joseph Nelson	36,000	0	0	0	0	0	36,000
Carly Schumer	36,000	0	0	0	0	0	36,000
Wayne Linsley	60,000	0	0	0	0	0	60,000

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

Brett Blumberg Employment Agreement

On February 15, 2022, the Company entered into an employment agreement (the “Blumberg Employment Agreement”) with Brett Blumberg effective as of February 15, 2022 pursuant to which Mr. Blumberg will serve as Chief Financial Officer of the Company. The term of the Blumberg Employment Agreement will continue for a period of one year from the Effective Date and automatically renews for successive one year periods at the end of each term until either party delivers written notice of their intent not to review at least 30 days prior to the applicable renewal date. Pursuant to the terms of the Blumberg Employment Agreement, Mr. Blumberg (i) shall receive an annual base salary of $60,000 (effective as of February 15, 2022), (ii) shall be entitled to earn a bonus, subject to the sole discretion of the Company’s Board and (iii) shall be eligible to receive awards pursuant to the Company’s equity incentive plans, subject to the sole discretion of the Company’s compensation committee. Mr. Blumberg is also entitled to participate in any and all Employee Benefit Plans (as defined in the Blumberg Employment Agreement), from time to time, that are then in effect along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time. The Blumberg Employment Agreement may be terminated by either the Company or Mr. Blumberg at any time and for any reason upon 10 days prior written notice. Upon termination of the Blumberg Employment Agreement, Mr. Blumberg shall be entitled to (i) any equity award that has vested prior to the termination date, (ii) reimbursement of expenses incurred on or prior to such termination date and (iii) such employee benefits to which Mr. Blumberg may be entitled as of the termination date (collectively, the “Accrued Amounts”). The Blumberg Employment Agreement shall also terminate upon Mr. Blumberg’s death or the Company may terminate Mr. Blumberg’s employment upon his Disability (as defined in the Blumberg Employment Agreement). Upon the termination of Mr. Blumberg’s employment for death or Disability, Mr. Blumberg shall be entitled to receive the Accrued Amounts. The Blumberg Employment Agreement also contains covenants prohibiting Mr. Blumberg from disclosing confidential information with respect to the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of shares of our common stock as of March 27, 2023 by (i) each person known to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our directors and named executive officers as a group. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

Name	Shares	Percentage(2)
Directors, Director Nominees, Named Executive Officers and Named Executive Officer Nominees(1)
Darin Myman(3)	1,951,775	9.56%
Peter Shelus	1,000,000	4.94%
Brett Blumberg	—	—
Wayne D. Linsley(4)	43,750	—
Joseph Nelson(4)	43,750	—
Carly Schumer(4)	43,750	—
All Director, Director Nominees, Named Executive Officers and Named Executive Officer Nominees as a group (6 persons)	3,083,025	15.0%

*	Represents beneficial ownership of less than 1%.

(1)	The address of each holder listed below, except as otherwise indicated, is 204 Neilson Street, New Brunswick, New Jersey 08901.

(2)	The calculation in this column is based upon 20,234,066 shares of common stock outstanding on March 27, 2023. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the subject securities. Shares of common stock that are currently exercisable or convertible within 60 days of March 27, 2023 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage beneficial ownership of such person, but are not treated as outstanding for the purpose of computing the percentage beneficial ownership of any other person.

(3)	Includes 187,500 vested stock options

(4)	Includes 43,750 of vested stock options

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holder	1,601,200	$10.9	1,395,800
Equity compensation plans not approved by security holder	—	—	—
Total	1,601,200	$10.9	1,395,800

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions during our fiscal years ended December 31, 2022 and December 31, 2021 to which we have been a party, including transactions in which the amount involved in the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described elsewhere in this Annual Report on Form 10-K. We are not otherwise a party to a current related party transaction, and no transaction is currently proposed, in which the amount of the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which a related person had or will have a direct or indirect material interest.

Transactions with Related Persons

Except as described below and except for employment arrangements which are described under “executive compensation,” since January 1, 2019, there has not been, nor is there currently proposed, any transaction in which we are or were a participant, the amount involved exceeds the lesser of $120,000 or 1% of the average of the total assets at December 31, 2022 and 2021, and any of our directors, executive officers, holders of more than 5% of our common stock or any immediate family member of any of the foregoing had or will have a direct or indirect material interest.

Our Chief Executive Officer, Mr. Darin Myman, from time to time, provides advances to the Company for working capital purposes. At December 31, 2022 and 2021, the Company had a payable to the officer of $1,315 and $203, respectively, which is presented as due to related party on the balance sheets. These advances are short-term in nature and non-interest bearing. During the years ended December 31, 2022 and 2021, respectively, Mr. Myman provided advances to the Company for working capital purposes totaling of $20,294 and $177,624 and the Company repaid $19,182 and $177,615 of these advances, respectively.

Research and Development

On July 19, 2022, the Company entered into a software development agreement with Metabizz LLC (“Metabizz”), a company whose managing partner is also the Chief Innovation Officer of Smarterverse, the Company’s wholly-owned subsidiary. During the year ended December 31, 2022, the Company paid Metabizz $514,957 for software development services which is included in research and development expense – related party on the accompanying consolidated statements of operations.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed by D. Brooks and Associates CPAs, P.A. as described below:

	2022	2021
Audit Fees	$68,238	$62,000
Audit Related Fees	$–	$–
Tax Fees	$–	$–
All Other Fees	$–	$–
Total	$68,238	$62,000

(1)	Audit Fees are paid for professional services rendered for the audit of the Company’s annual consolidated financial statements and reviews of the Company’s unaudited condensed consolidated financial statements.

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

(b)	Exhibits

The following documents are included as exhibits to this report.

Exhibit Number	Title of Document
3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Form S-1 filed on July 2, 2021)
3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Form S-1/A filed on August 9, 2021)
3.3	Amendment No.1 to Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on October 26, 2022)
3.4	Certificate of Designation of Series A Preferred Stock (Incorporated by reference to Exhibit 3.3 to the Company’s Form S-1/A filed on August 9, 2021)
3.5	Certificate of Amendment to Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.4 to the Company’s Form S-1/A filed on August 9, 2021)
3.6	Certificate of Change to Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.5 to the Company’s Form S-1/A filed on August 9 2021)
4.1	Form of Series A Warrant Agent Agreement including Form of Series A Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Form S-1/A filed on August 9, 2021)
4.2	Form of Representative’s Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Form S-1/A filed on August 9, 2021)
4.3	Form of Stock Certificate (Incorporated by reference to Exhibit 4.3 to the Company’s Form S-1/A filed on August 9, 2021)
10.1	Agreement and Plan of Merger, dated as of June 29, 2022, by and among DatChat, Inc., DatChat Patents I, Inc., DatChat Patents II, LLC, and Avila Security Corporation (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K Filed on July 5, 2022)
10.2+	Employment Agreement between the Company and Brett Blumberg (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 16, 2022)
10.3	Media Partnership Plan by and between, Datchat, Inc. and Bartsool Sports (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 13, 2021)
10.4	Statement of Work by and between, Datchat, Inc. and IZEA Worldwide, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 24, 2021)
10.5	2021 Equity Incentive Plan and forms of award agreements thereunder (Incorporated by reference to Exhibit 10.2 to the Company’s Form S-1/A filed on August 9, 2021)
23.1*	Consent of D. Brooks and Associates CPAs, P.A.
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File – the cover page of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022 is formatted in Inline XBRL

*	Filed herewith.
+	Indicates a management contract or any compensatory plan, contract or arrangement.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March, 2023.

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

Signature	Title	Date

/s/ Darin Myman	Chief Executive Officer and Director	March 31, 2023
Darin Myman	(Principal Executive Officer)

/s/ Brett Blumberg	Chief Financial Officer	March 31, 2023
Brett Blumberg	(Principal Financial and Accounting Officer)

/s/ Peter Shelus	Chief Technology Officer and Director	March 31, 2023
Peter Shelus

/s/ Gabriel Daniels	Chief Information Officer	March 31, 2023
Gabriel Daniels

/s/ Wayne D. Linsley	Director	March 31, 2023
Wayne D. Linsley

/s/ Joseph Nelson	Director	March 31, 2023
Joseph Nelson

/s/ Carly Schumer	Director	March 31, 2023
Carly Schumer

DATCHAT, INC.

INDEX TO FINANCIAL STATEMENTS

December 31, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of DatChat, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of DatChat, Inc. (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2022 and 2021, and related notes (collectively referred to as the consolidated financial statements).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021 the results of its operations and its cash flows for the years ended December 31, 2022 and 2021 in conformity with accounting principles generally accepted in the United States of America.

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

D. Brooks and Associates CPAs, P.A.

We have served as the Company’s auditor since 2016.

Palm Beach Gardens, Florida

March 31, 2023

DATCHAT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,732,956	$20,199,735
Short-term investments, at fair value	11,007,997	-
Accounts receivable	384	278
Prepaid expenses	134,752	376,973

Total Current Assets	12,876,089	20,576,986

OTHER ASSETS:
Property and equipment, net	79,694	53,720
Digital currencies and other digital assets	23,381	-
Operating lease right-of-use asset, net	134,526	184,309

Total Other Assets	237,601	238,029

Total Assets	$13,113,690	$20,815,015

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$404,600	$517,039
Operating lease liability, current portion	67,338	53,897
Contract liabilities	186	8,850
Due to related party	1,315	203

Total Current Liabilities	473,439	579,989

LONG-TERM LIABILITIES:
Operating lease liability, less current portion	83,675	151,012

Total Long-Term Liabilities	83,675	151,012

Total Liabilities	557,114	731,001

Commitments and Contingencies (Note 8)

STOCKHOLDERS’ EQUITY:
Preferred stock ($0.0001 par value; 20,000,000 shares authorized)
Series A Preferred stock ($0.0001 Par Value; 1 Share authorized; none issued and outstanding on December 31, 2022 and 2021)	-	-
Common stock ($0.0001 par value; 180,000,000 shares authorized; 20,597,169 and 19,597,169 shares issued and outstanding on December 31, 2022 and 2021, respectively)	2,060	1,960
Common stock to be issued (1,389 shares on December 31, 2022 and 2021)	-	-
Additional paid-in capital	52,283,634	47,672,600
Accumulated deficit	(39,729,118)	(27,590,546)

Total Stockholders’ Equity	12,556,576	20,084,014

Total Liabilities and Stockholders’ Equity	$13,113,690	$20,815,015

See accompanying notes to consolidated financial statements.

DATCHAT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2022	2021

NET REVENUES	$46,214	$4,445

OPERATING EXPENSES:
Compensation and related expenses	6,551,776	2,963,294
Marketing and advertising expenses	828,736	5,090,763
Professional and consulting expenses	2,285,312	2,181,317
Research and development expense - related party	514,957	-
General and administrative expenses	991,882	607,621
Impairment loss on intangible asset	981,000	-
Impairment loss on digital currencies and other digital assets	119,276	-

Total operating expenses	12,272,939	10,842,995

LOSS FROM OPERATIONS	(12,226,725)	(10,838,550)

OTHER INCOME (EXPENSE):
Interest expense	-	(127)
Interest income	12,305	3,516
Gain from forgiveness of debt	-	6,127
Realized gain on short-term investments	28,176	-
Unrealized gain on short-term investments	47,672	-

Total other income, net	88,153	9,516

NET LOSS	$(12,138,572)	$(10,829,034)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.60)	$(0.71)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	20,104,268	15,334,338

See accompanying notes to consolidated financial statements.

DATCHAT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

					Common Stock		Additional		Total
	Preferred Stock		Common Stock		to be Issued		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2020	-	$-	12,727,820	$1,273	52,782	$5	$17,342,559	$(16,761,512)	$582,325

Sale of common stock, net of offering costs	-	-	3,730,525	373	-	-	13,670,701	-	13,671,074

Common stock issued for common stock issuable	-	-	51,018	5	(51,393)	(5)	-	-	-

Common stock issued for exercise of Series A warrants	-	-	2,882,785	288	-	-	14,355,984	-	14,356,272

Common stock issued for services	-	-	205,000	21	-	-	419,979	-	420,000

Stock-based compensation in connection with stock option grants	-	-	-	-	-	-	1,533,377	-	1,533,377

Accretion of stock-based compensation	-	-	-	-	-	-	350,000	-	350,000

Fractional shares due to reverse split	-	-	21	-	-	-	-	-	-

Net loss for the year	-	-	-	-	-	-	-	(10,829,034)	(10,829,034)

Balance, December 31, 2021	-	-	19,597,169	1,960	1,389	-	47,672,600	(27,590,546)	20,084,014

Accretion of stock based compensation in connection with stock option grants	-	-	-	-	-	-	3,173,401	-	3,173,401

Accretion of stock-based professional fees in connection with stock option grants and shares	-	-	-	-	-	-	347,733	-	347,733

Shares issued for asset acquisition	-	-	1,000,000	100	-	-	1,089,900	-	1,090,000

Net loss for the year	-	-	-	-	-	-	-	(12,138,572)	(12,138,572)

Balance, December 31, 2022	-	$-	20,597,169	$2,060	1,389	$-	$52,283,634	$(39,729,118)	$12,556,576

See accompanying notes to consolidated financial statements.

DATCHAT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,138,572)	$(10,829,034)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	127,501	2,319
Amortization of right of use asset	49,783	43,221
Stock-based compensation	3,173,401	1,090,027
Stock-based professional fees	347,733	1,213,350
Gain from extinguishment of debt	-	(6,127)
Impairment loss on intangible asset	981,000	-
Impairment loss on digital currencies and other digital assets	119,276	-
Non-cash digital currency and other digital assets fees	13,739	-
Non-cash revenue from sale of Venvuu NFT digital asset	(36,394)	-
Realized gain on short-term investments	(28,176)	-
Unrealized gain on short-term investments	(47,672)	-
Changes in operating assets and liabilities:
Accounts receivable	(106)	(278)
Prepaid expenses	242,221	(351,713)
Accounts payable and accrued expenses	61	397,502
Contract liabilities	(8,664)	8,850
Operating lease liability	(53,896)	(22,621)

NET CASH USED IN OPERATING ACTIVITIES	(7,258,765)	(8,454,504)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of short-term investments	9,910,000	-
Purchase of short-term investments	(20,842,149)	-
Purchases of property and equipment	(44,475)	(56,039)
Proceeds from sale of digital currencies and other digital assets	743	-
Purchases of digital currencies and other digital assets	(233,245)	-

NET CASH USED IN INVESTING ACTIVITIES	(11,209,126)	(56,039)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	20,294	177,624
Payments on related party advances	(19,182)	(177,615)
Repayment of notes payable - related party	-	(7,500)
Proceeds from exercise of Series A Warrants	-	14,356,272
Net proceeds from the sale of common stock	-	13,671,074

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,112	28,019,855

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(18,466,779)	19,509,312

CASH AND CASH EQUIVALENTS - beginning of year	20,199,735	690,423

CASH AND CASH EQUIVALENTS - end of year	$1,732,956	$20,199,735

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Digital currencies used to pay accounts payable	$112,500	$-
Common stock issued for future services	$-	$50,000
Subscription receivable from exercise of Series A warrants	$-	$-
Issuance of common shares for intangible assets	$1,090,000	$-

See accompanying notes to consolidated financial statements.

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

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

Basis of presentation

The consolidated financial statements of the Company include the accounts of DatChat and its wholly-owned subsidiaries, DatChat Patents II, LLC and SmarterVerse. All intercompany accounts and transactions have been eliminated in consolidation.

Liquidity

As reflected in the accompanying consolidated financial statements, for the years ended December 31, 2022 and 2021, the Company incurred a net loss of $12,138,572 and $10,829,034, respectively. Additionally, for the years ended December 31, 2022 and 2021, the Company used cash in operations of $7,258,765 and $8,454,504, respectively. As of December 31, 2022, the Company has an accumulated deficit of $39,729,118 and has generated minimal revenues since inception. During the year ended December 31, 2021, the Company received net proceeds of approximately $13.7 million from the sale of its securities in connection with initial public offering and gross proceeds of approximately $14.4 million from the exercise of the Company’s Series A warrants. As of December 31, 2022, the Company had working capital of $12,402,650. These events served to mitigate the conditions that historically raised substantial doubt about the Company’s ability to continue as a going concern. The Company believes the proceeds raised during the year ended December 31, 2021 will provide sufficient cash flows to meet its obligations for a minimum of twelve months from the date of this filing.

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

Use of estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the consolidated financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates include assumptions used in assessing impairment of long-term assets, the valuation of intangible assets, the valuation of digital currencies and other digital assets, the valuation of deferred tax assets, and the fair value of non-cash equity transactions.

Cash and cash equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company’s account at this institution is insured by the FDIC up to $250,000. On December 31, 2022 and 2021, the Company had cash in excess of FDIC limits of approximately $1,406,033 and $19,949,735, respectively. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits. Any material loss that the Company may experience in the future could have an adverse effect on its ability to pay its operational expenses or make other payments and may require the Company to move its cash to other high quality financial institutions. Currently, the Company is reviewing its bank relationships in order to mitigate its risk to ensure that its exposure is limited or reduced to the FDIC protection limits.

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

The following table represents the Company’s fair value hierarchy of its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2022. The Company did not have any financial assets and liabilities measured at fair value on December 31, 2021.

	December 31, 2022
Description	Level 1	Level 2	Level 3
Short-term investments	$11,007,997	$-	$-

The Company’s short-term investments are level 1 measurements and are based on redemption value at each date.

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

Short-term investments

The Company considers investments with original maturities greater than three months and remaining maturities less than one year to be short-term investments. Short-term investments include U.S. Treasury bills and certificates of deposit that are all highly rated and have initial maturities between four and twelve months. Short-term investments are carried at fair value, which is based on quoted market prices for such securities, if available, or is estimated on the basis of quoted market prices of financial instruments with similar characteristics. For the year ended December 31, 2022, net unrealized gain on short-term investments of $47,672 and realized gain on short-term investments of $28,176 are reported in other income (expenses) on the consolidated statements of operations.

Accounting for digital currencies and other digital assets

The Company purchases Ethereum cryptocurrency (“Ethereum”) and other digital assets and accepts Ethereum as a form of payment for non-fungible tokens sales (NFTs). The Company accounts for these digital assets held as the result of the purchase or receipt of Ethereum and other digital assets, as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other (“ASC 350”). The Company has ownership of and control over its digital currencies and digital assets and the Company may use third-party custodial services to secure them. The digital currencies and digital assets are initially recorded at cost and are subsequently remeasured, net of any impairment losses incurred since acquisition. The Company believes that digital currencies and other digital assets meet the definition of indefinite-lived intangible assets and accounts for them at historical cost less impairment, applying the guidance in ASC 350. The Company monitors any standard-setting, regulatory or technological developments that may affect the Company’s accounting for digital currencies or its controls and processes related to digital currencies. Digital currencies are included in long-term assets in the consolidated balance sheet.

The Company determines the fair value of its digital currencies and other digital assets on a nonrecurring basis in accordance with ASC 820, Fair Value Measurement, based on quoted prices on the active exchange(s) that it has determined is the principal market for Ethereum (Level 1 inputs) and other digital assets. The Company performs an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted prices on active exchanges, indicate that it is more likely than not that its digital assets are impaired. In determining if an impairment has occurred, the Company considers the lowest market price quoted on an active exchange since acquiring the respective digital asset. If the then current carrying value of a digital asset exceeds the fair value, an impairment loss has occurred with respect to those digital assets in the amount equal to the difference between their carrying values and the fair value. The impaired digital assets are written down to their fair value at the time of impairment and this new cost basis will not be adjusted upward for any subsequent increase in fair value. Gains are not recorded until realized upon sale, at which point they are presented net of any impairment losses for the same digital assets held. In determining the gain or loss to be recognized upon sale, the Company calculates the difference between the sales price and carrying value of the digital assets sold immediately prior to sale. Impairment losses and gains or losses on sales are recognized within operating expenses in the consolidated statements of operations. During the year ended December 31, 2022, the Company recorded an impairment loss of $119,276, which consists of an impairment of digital currency of $65,289 and impairment of virtual real estate of $53,987.

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

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

Capitalized software costs

Costs incurred to develop internal-use software including Metaverse software development, are expensed as incurred during the preliminary project stage. Internal-use software development costs are capitalized during the application development stage, which is after: (i) the preliminary project stage is completed; and (ii) management authorizes and commits to funding the project and it is probable the project will be completed and used to perform the function intended. Capitalization ceases at the point the software project is substantially complete and ready for its intended use, and after all substantial testing is completed. Upgrades and enhancements are capitalized if it is probable that those expenditures will result in additional functionality. Amortization is provided for on a straight-line basis over the expected useful life of the internal-use software development costs and related upgrades and enhancements. When existing software is replaced with new software, the unamortized costs of the old software are expensed when the new software is ready for its intended use. Software development costs incurred during the year ended December 31, 2022 were expensed since the Metaverse software development project is in the preliminary project stage. Such costs are included in research and development costs on the accompanying consolidated statement of operations and were incurred with a related party (see Note 6).

Intangible assets

Intangible assets, consisting of patents, are carried at cost less accumulated amortization, computed using the straight-line method over the estimated useful life, less any impairment charges. Based on the Company’s impairment analysis, management determined that an intangible impairment charge was required for the year ended December 31, 2022 and accordingly, the Company recorded an impairment loss of $981,000. See Notes 3 and 5 for additional information regarding intangible assets.

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

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

The Company tracks its revenue by product. The following table summarizes revenue by product for the years December 31, 2022 and 2021:

	For the Years Ended December 31,
	2022	2021
Subscription revenues	$9,820	$4,445
NFT revenues	36,394	-
Total	$46,214	$4,445

Research and Development

Research and development costs incurred in the development of the Company’s products are expensed as incurred and includes costs such as outside development costs and other allocated costs incurred. For the year ended December 31, 2022, research and development costs incurred in the development of the Company’s software products with a related party were $514,957 and are included in research and development expense – related party on the accompanying consolidated statements of operations.

Advertising Costs

The Company applies ASC 720 “Other Expenses” to account for advertising related costs. Pursuant to ASC 720-35-25-1, the Company expenses the advertising costs as they are incurred. Advertising costs were $828,736 and $5,090,763 for the years ended December 31, 2022 and 2021, respectively, and are included in marketing and advertising expenses on the consolidated statements of operations.

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

The Company follows the provision of ASC 740-10 related to Accounting for Uncertain Income Tax Positions. When tax returns are filed, there may be uncertainty about the merits of positions taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more likely than not recognition threshold are measured at the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefit associated with tax positions taken that exceed the amount measured as described above should be reflected as a liability for uncertain tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all more likely than not to be upheld upon examination. As such, the Company has not recorded a liability for uncertain tax benefits.

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

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

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation–Stock Compensation”, which requires recognition in the consolidated financial statements of the cost of employee, non-employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

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

	December 31,
	2022	2021
Common stock equivalents:
Common stock warrants	673,841	736,341
Common stock options	1,604,200	1,054,200
Total	2,278,041	1,790,541

Reclassification

Certain reclassifications have been made in the consolidated financial statements to conform to the current year presentation. Such reclassifications had no impact on the Company’ previously reported consolidated financial position or results of operations. Specifically, on the consolidated statements of operations, certain operating expenses that were classified as general and administrative expenses were reclassified to professional and consulting fees.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on its financial statements.

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

NOTE 2 – SHORT-TERM INVESTMENTS

On December 31, 2022, the Company’s short-term investments consisted of the following:

	Cost	Unrealized Gain (Loss)	Fair Value
US Treasury bills	$10,715,325	48,226	10,763,551
Certificates of deposit	245,000	(554)	244,446

Total short-term investments	$10,960,325	47,672	11,007,997

Short-term investments mature between January 2023 to October 2023.

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

Pursuant to ASU 2017-01 and ASC 805, the Company analyzed the Merger Agreement and the business of Avila to determine if the Company acquired a business or acquired assets. Based on this analysis, it was determined that the Company acquired assets. No goodwill was recorded since the Merger Agreement was accounted for as an asset purchase. In accordance with ASC 805, the fair value of the assets acquired is based on either the fair value of the consideration given or the fair value of the assets acquired, whichever is more clearly evident, and thus, more reliably measurable. The Company used the market price of the 1,000,000 common shares issued of $1,090,000 as the fair value of the assets acquired since this value was more clearly evident, and thus, more reliable measurable than the fair value of the patents acquired. (see Note 5)

NOTE 4 – OPERATING LEASE RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

In January 2019, the Company renewed and extended the term of its lease facility for another three-year period from January 2019 to December 2021 starting with a monthly base rent of $2,567 plus a pro rata share of operating expenses beginning January 2019. The base rent was subject to annual increases beginning the 2nd and 3rd lease year as defined in the lease agreement. In addition to the monthly base rent, the Company is charged separately for common area maintenance which is considered a non-lease component. These non-lease component payments are expensed as incurred and are not included in operating lease assets or liabilities. On August 27, 2021, the Company entered into an amendment agreement with the same landlord to modify the facility lease to relocate and increase the square footage of the lease premises. The term of the lease commenced on October 1, 2021 and will expire on December 31, 2024 with a new monthly base rent of $7,156 plus a pro rata share of operating expenses beginning January 2022. The base rent will be subject to 3% annual increases beginning in the 2nd and 3rd lease year as defined in the amended lease agreement. For the years ended December 31, 2022 and 2021, rent expense amounted $94,924 and $78,280, respectively, and was included in general and administrative expenses.

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

On August 27, 2021, upon the execution of the amendment agreement, the Company recorded right-of-use assets and operating lease liabilities of $198,898. The remaining lease term for the operating lease is 39 months and the incremental borrowing rate is 18.0% (based on historical borrowing rates) on December 31, 2022.

Right-of- use assets are summarized below:

	December 31, 2022	December 31, 2021
Office lease	$198,898	$271,507
Less accumulated amortization	(64,372)	(87,198)
Right-of-use asset, net	$134,526	$184,309

Operating Lease liabilities are summarized below:

	December 31, 2022	December 31, 2021
Office lease	$198,898	$271,507
Reduction of lease liability	(47,885)	(66,598)
Total lease liability	151,013	204,909
Less: current portion	67,338	53,897
Long term portion of lease liability	$83,675	$151,012

Minimum lease payments under the non-cancelable operating lease on December 31, 2022 are as follows:

For the year ended December 31:
2023	$89,193
2024	92,100
Total	181,293
Less: present value discount	(30,280)
Total operating lease liability	$151,013

NOTE 5 – INTANGIBLE ASSETS

On June 29, 2022, in connection with the acquisition of Avila, the Company issued an aggregate of 1,000,000 shares of the Company’s common stock. These shares were valued at $1,090,000, or $1.09 per share, based on the quoted closing price of the Company’s common stock on the measurement date. The acquisition included patents for intellectual property rights in blockchain based digital rights management and object sharing technology, including encrypted WebRTC real-time video and audio streaming communications (See Note 3). The Company was amortizing the patents over 5 years. During the year ended December 31, 2022, activities related to intangible assets is as follows:

For the Year Ended December 31, 2022
Acquisition of patents	$1,090,000
Less: amortization of patents	(109,000)
Less: impairment of patents	(981,000)
Intangible assets, net	$-

The Company periodically evaluates its finite intangible assets for impairment upon occurrence of events or changes in circumstances that indicate the carrying amount of intangible assets may not be recoverable. The Company concluded that the undiscounted cash flows did not support the carrying values of its intangible assets as of December 31, 2022. As of December 31, 2022, the Company has no projected future revenues or cash flows related to the patents and has no current plans to exploit the patents. Accordingly, the Company determined the value of the patents acquired were fully impaired as of December 31, 2022 and recognized an impairment loss on its long-lived intangible assets of $981,000.

For the year ended December 31, 2022, amortization of intangible assets amounted to $109,000, which was included in general and administrative expenses on the accompanying consolidated statements of operations.

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

NOTE 6 – RELATED PARTY TRANSACTIONS

Due to Related Party

The Company’s officer, Mr. Darin Myman, from time to time, provides advances to the Company for working capital purposes. On December 31, 2022 and 2021, the Company had a payable to the officer of $1,315 and $203, respectively, which is presented as due to related party on the balance sheets. These advances are short-term in nature and non-interest bearing. During the years ended December 31, 2022 and 2021, respectively, Mr. Myman provided advances to the Company for working capital purposes totaling of $20,294 and $177,624 and the Company repaid $19,182 and $177,615 of these advances, respectively.

Research and Development

On July 19, 2022, the Company entered into a software development agreement with Metabizz LLC (“Metabizz”), a company whose managing partner is also the Chief Innovation Officer of Smarterverse, the Company’s wholly-owned subsidiary. During the year ended December 31, 2022, the Company paid Metabizz $514,957 for software development services which is included in research and development expense – related party on the accompanying consolidated statements of operations.

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

2021 Omnibus Equity Incentive Plan

On July 26, 2021, the Company adopted the 2021 Omnibus Equity Incentive Plan, and authorized the reservation of 2,000,000 shares of common stock for future issuances under the plan. On December 19, 2022, Company held its 2022 annual meeting of stockholders, and the shareholders approved to amend the Company’s 2021 Omnibus Equity Incentive Plan to increase the number of shares reserved for issuance thereunder to 3,000,000 shares from 2,000,000.

Preferred Stock

In August 2016, the Company designated 1 share of Series A Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) and has a stated value equal to $1.00 as may be adjusted for any stock dividends, combinations or splits. Each one (1) share of the Series A Preferred Stock shall have voting rights equal to (x) the total issued and outstanding Common Stock eligible to vote at the time of the respective vote divided by (y) forty-nine one hundredths (0.49) minus (z) the total issued and outstanding Common Stock eligible to vote at the time of the respective vote. The Series A Preferred Stock does not convert into securities of the Company. The Series A Preferred Stock does not contain any redemption provision. In the event of liquidation of the Company, the holder of Series A Preferred shall not have any priority or preferences with respect to any distribution of any assets of the Company and shall be entitled to receive equally with the holders of the Company’s common stock. As of December 31, 2022 and 2021, there were no Series A Preferred Stock outstanding.

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

Common Stock

Sale of Common Stock

During the year ended December 31, 2021, the Company sold an aggregate of 405,224 shares of its common stock at $4.00 per common share for gross proceeds of $1,620,896 and net proceeds of $1,589,237 after escrow fees related to private placement sale.

As of December 31, 2022 and 2021, there were a total of 1,389 shares of common stock to be issued.

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

In February 2021, the Company entered into a one-year Advisory Board Agreement with an individual who will act as an advisor to the Company’s Board. In accordance with this agreement the Company issued 100,000 shares of its common stock as consideration for the services provided. The Company valued these common shares at a fair value of $400,000 or $4.00 per common share based on sales of common stock in the recent private placement. The Company recorded stock-based consulting of $350,000 which was included in professional and consulting expenses in the accompanying statements of operations for the year ended December 31, 2021 and the remaining balance of $50,000 as of December 31, 2021 was deferred and included as a contra-equity account within additional paid in capital and was amortized into professional and consulting expenses during the year ended December 31, 2022.

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

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

Common Stock Issued Upon Exercise of Series A Warrants

Between August 27, 2021 and October 5, 2021, the Company received aggregate gross proceeds of $14,356,272 from the exercise of 2,882,785 Series A Warrants, resulting in an aggregate issuance of 2,882,785 shares of common stock.

Common Stock Warrants

A summary of the Company’s outstanding stock warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance on December 31, 2020	62,500	$0.40	1.59
Granted	3,556,626	4.98	4.65
Exercised	(2,882,785)	4.98	4.65
Balance on December 31, 2021	736,341	4.59	4.30
Cancelled	(62,500)	0.40	-
Balance on December 31, 2022	673,841	4.98	3.65
Warrants exercisable on December 31, 2022	673,841	$4.98	3.65

On December 31, 2022, the aggregate intrinsic value of warrants outstanding was $0.

Stock Options

2021

On August 13, 2021, the Company granted an aggregate of 285,700 options to purchase the Company’s common stock to an officer, directors and consultants of the Company. The options each have a term of 5 years from the date of grant and are exercisable at an exercise price of $4.15 per share. The options vest six months from date of grant.

On August 24, 2021, the Company granted an aggregate of 530,000 options to purchase the Company’s common stock to officers, employees and consultants of the Company. The options have a term of 5 years from the date of grant and are exercisable at an exercise price of $6.25 per share. The options vest 25% every six months from date of grant for two years. On December 24, 2021, pursuant to a separation agreement, 115,000 unvested option were cancelled due to termination of an employee.

On September 28, 2021, the Company granted an aggregate of 18,500 options to purchase the Company’s common stock to an employee and consultants of the Company. The options have a term of 5 years from the date of grant and are exercisable at an exercise price of $14.25 per share. The options vest 25% every six months from date of grant for two years.

On September 28, 2021, the Company granted an aggregate of 350,000 options to purchase the Company’s common stock to officers and directors of the Company. The options have a term of 5 years from the date of grant and are exercisable at an exercise price of $35 per share. The options vest 25% every six months from date of grant for two years. On December 24, 2021, pursuant to a separation agreement, 25,000 unvested options were cancelled due to termination of an employee (see below).

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

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

The 2021 stock option grants were valued at the respective grant dates using a Black-Scholes option pricing model using the assumptions discussed below. In connection with the stock option grants, the Company valued these stock options at a fair value of $7,139,392 and will record stock-based compensation expense over the vesting period. Upon cancellation of unvested stock options, the fair value of these cancelled option will be reversed.

2022

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

The 2022 stock option grants were valued at the respective grant dates using a Black-Scholes option pricing model using the assumptions discussed below. In connection with the stock option grants, the Company valued these stock options at a fair value of $751,681 and will record stock-based compensation expense over the vesting period. Upon cancellation of unvested stock options, the fair value of these cancelled option will be reversed.

During the year ended December 31, 2021, accretion of stock-based expense related to stock options amounted to $1,533,377 of which $1,090,027 was recorded in compensation and related expenses and $443,350 was recorded in professional and consulting expenses as reflected in the consolidated statements of operations. During the year ended December 31, 2022, accretion of stock-based expense related to stock options amounted to $3,471,134 of which $3,173,401 was recorded in compensation and related expenses and $297,733 was recorded in professional and consulting expenses as reflected in the consolidated statements of operations. As of December 31, 2022, a balance of $2,532,367 remains to be expensed over future vesting periods related to unvested stock options issued for services to be expensed over a weighted average period of 1.05 years.

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

The stock options were valued at the grant date using a Black-Scholes option pricing model with the following assumptions. The simplified method was used for the expected option term and expected volatility was based on comparable and calculated volatility:

	2022	2021
Dividend rate	—%	—%
Term (in years)	2 to 3 years	3 years
Volatility	155.8% to 160.0%	159.0% to 163.0%
Risk—free interest rate	1.53% to 2.93%	0.44% to 0.98%

The following is a summary of the Company’s stock option activity for the years ended December 31, 2022 and 2021 as presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance on December 31, 2020	—	$—	—
Granted	1,194,200	14.28	4.58
Cancelled	(140,000)	11.38	4.75
Balance on December 31, 2021	1,054,200	14.66	4.64
Granted	560,000	4.00	5.0
Cancelled	(10,000)	6.25	-
Balance on December 31, 2022	1,604,200	$10.99	3.91

Options exercisable on December 31, 2022	723,700	$11.78	3.69
Options expected to vest	880,500	$3.64
Weighted average fair value of options granted during the year		$1.34

On December 31, 2022, the aggregate intrinsic value of options outstanding was $0.

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

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

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

NASDAQ Notice

On October 14, 2022, the Company received written notice from Nasdaq that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2), as the minimum bid price of our common stock had been below $1.00 per share for 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810, the Company has a period of 180 calendar days, or until April 12, 2023, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for at least 10 consecutive business days during this 180 calendar day period. In the event the Company does not regain compliance by April 12, 2023, the Company may be eligible for an additional 180 calendar day grace period if it meets the continued listing standards, with the exception of bid price, for The Nasdaq Capital Market, and the Company provides written notice to Nasdaq of its intention to cure the deficiency during the second compliance period. Although the Company may effect a reverse stock split of its issued and outstanding common stock in the future, there can be no assurance that such reverse stock split will enable the Company to regain compliance with the Nasdaq minimum bid price requirement.

The Company intends to actively monitor the minimum bid price of its common stock and may, as appropriate, consider available options to regain compliance with the Rule. There can be no assurance that the Company will be able to regain compliance with the Rule or will otherwise be in compliance with other NASDAQ listing criteria.

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

NOTE 9 – INCOME TAXES

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets on December 31, 2022 and 2021 consist of net operating loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income.

The Company has incurred aggregate net operating losses of approximately $20,636,324 for income tax purposes as of December 31, 2022. The net operating losses carry forward for United States income taxes, which may be available to reduce future years’ taxable income. Management believes that the realization of the benefits from these losses appears unlikely due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset resulting from the net operating losses to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as necessary.

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the years ended December 31, 2022 and 2021 were as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Income tax benefit at U.S. statutory rate	$(2,549,100)	$(2,274,097)
Income tax benefit – State	(606,929)	(541,452)
Non-deductible (income) expenses	1,170,555	598,878
Change in valuation allowance	1,985,474	2,216,671
Total provision for income tax	$-	$—

The Company’s approximate net deferred tax asset on December 31, 2022 and 2021 was as follows:

Deferred Tax Asset:	December 31, 2022		December 31, 2021
Net operating loss carryforward		$5,365,445	$3,379,971
Valuation allowance		(5,365,445)	(3,379,971)
Net deferred tax asset	$		$—

Of the $20,636,324 of available net operating losses, $1,403,306 begins to expire in 2034 and $19,233,018 which were generated after 2018 can be utilized indefinitely subject to annual usage limitations.

The Company provided a valuation allowance equal to the deferred income tax asset for the years ended December 31, 2022 and 2021 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. The increase in the allowance was $1,985,474 and $2,216,671 in years 2022 and 2021.

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

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2020, 2021 and 2022 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

NOTE 10 – SUBSEQUENT EVENTS

2023 Stock Repurchase Program

On January 6, 2023, the Board of Directors of the Company approved a stock repurchase program authorizing the purchase of up to $2 million of the Company’s common stock (the “2023 Stock Repurchase Program”). In connection with the 2023 Stock Repurchase Program, As of March 29, 2023, the Company purchased 480,025 shares of its common stock for $311,174, or at an average price of $0.648 per share.

Stock Options

On February 3, 2023, the Company granted an aggregate of 75,000 options to purchase the Company’s common stock to the Company’s board of directors. The options each have a term of 5 years from the date of grant and are exercisable at an exercise price of $1.25 per share. The options vest six months from date of grant.

On February 3, 2023, the Company granted an aggregate of 215,000 options to purchase the Company’s common stock to an officers, employees and consultants of the Company. The options each have a term of 5 years from the date of grant and are exercisable at an exercise price of $1.25 per share. The options vest 25% every six months from date of grant for 2 years.

Non-controlling Interest

On February 14, 2023, the Company wholly-owned subsidiary, SmarterVerse, entered into a subscription agreement with Metabizz, a company whose managing partner is also the Chief Innovation Officer of SmarterVerse. In connection with the subscription agreement, SmarterVerse sold Metabizz 8,000,000 shares of its common stock for $800, which is 40% of the issued and outstanding common shares if SmarterVerse. The Company will account for it noncontrolling interest in accordance with ASC Topic 810-10-45, which requires the Company to present noncontrolling interests as a separate component of total shareholders’ equity on the consolidated balance sheets and the consolidated net loss attributable to its noncontrolling interest be clearly identified and presented on the face of the consolidated statements of operations.

Common Shares Issued for Services

On March 6, 2023, the Company entered into a 6-month Marketing Services Agreement with a company to provided promotional services to the Company. In accordance with this agreement, the Company issued 143,000 shares of its common stock as consideration for the services provided. The Company valued these common shares at a fair value of $98,670 or $0.69 per common share based on the quoted closing price of the Company’s common stock on the measurement date. The Company shall record stock-based professional fees over the term of the agreement.