Form 10-K/A
period 2022-12-31
DatChat, Inc.
filed 2023-05-12
CIK 1648960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 001-40729

DATCHAT, INC.

(Exact name of registrant as specified in charter)

Nevada	47-2502264
(State or jurisdiction of Incorporation or organization)	I.R.S. Employer Identification No.

204 Neilson Street New Brunswick, NJ	08901
(Address of principal executive offices)	(Zip code)

(732) 374-3529

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	DATS	The Nasdaq Stock Market LLC
Series A Warrants, each warrant exercisable for one share of Common Stock at an exercise price of $4.98	DATSW	The Nasdaq Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $17,847,418 based upon the closing price reported for such date on The Nasdaq Capital Market as of that date.

Number of shares of common stock outstanding as of May 10, 2023 was 20,234,066.

Documents Incorporated by Reference: None.

Auditor Name:	Auditor Location:	Auditor Firm ID:

D. Brooks and Associates CPAs, P.A	Palm Beach Gardens, Florida	4048

i

EXPLANATORY NOTE

DatChat. Inc. (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Original Filing” and, together with this Amendment, the “Form 10-K Filings”), which was filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023 (the “Original Filing Date”), to amend and restate Part II, Item 9A, “Controls and Procedures,” with respect to the conclusion of management regarding the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2022, in response to comments received from the SEC staff.

Also, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also contains new certifications by our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed as exhibits to this Amendment No. 1 under Item 15 of Part IV hereof. Because no financial statements have been included in this Amendment No. 1, paragraph 3 of the certifications has been omitted and no new certifications pursuant to Section 906 are included as exhibits to this Amendment No. 1.

Except as described above, no changes have been made to the Original Filing and this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

ii

PART II

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K, have concluded that our disclosure controls and procedures were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

As of December 31, 2022, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework - 2013. Based on this assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was not effective because it identified a material weakness. A material weakness is a significant deficiency or a combination of significant deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Specifically, management concluded that the ineffectiveness of our internal controls over financial reporting was due to the following material weaknesses:

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

While we used the services of a third-party accountant to provide accounting and financial reporting services to us, we lack both an adequate number of personnel with requisite expertise in the key functional areas of finance and accounting and an adequate number of personnel to properly implement internal control over financial reporting. These factors represent material weaknesses in our internal control over financial reporting. Although we believe the possibility of errors in our financial statements is remote and expect to continue to use a third-party accountant to address shortfalls in staffing and to assist us with accounting and financial reporting responsibilities in an effort to mitigate the lack of segregation of duties, until such time as we expand our staff with qualified personnel, we expect to continue to report material weaknesses in our internal control over financial reporting.

Attestation Report of our Registered Public Accounting Firm

This Amendment No. 1 to our Annual Report on Form 10-K/A does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company, our management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

See “Index to Consolidated Financial Statements” in Part IV, Item 15 of the Original Filing. Financial statement schedules have been omitted because they are not required or are not applicable or because the information required in those schedules either is not material or is included in the consolidated financial statements or the accompanying notes.

The following documents are included as exhibits to this report.

Exhibit Number	Title of Document
3.1**	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Form S-1 filed on July 2, 2021)
3.2**	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Form S-1/A filed on August 9, 2021)
3.3**	Amendment No.1 to Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on October 26, 2022)
3.4**	Certificate of Designation of Series A Preferred Stock (Incorporated by reference to Exhibit 3.3 to the Company’s Form S-1/A filed on August 9, 2021)
3.5**	Certificate of Amendment to Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.4 to the Company’s Form S-1/A filed on August 9, 2021)
3.6**	Certificate of Change to Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.5 to the Company’s Form S-1/A filed on August 9 2021)
4.1**	Form of Series A Warrant Agent Agreement including Form of Series A Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Form S-1/A filed on August 9, 2021)
4.2**	Form of Representative’s Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Form S-1/A filed on August 9, 2021)
4.3**	Form of Stock Certificate (Incorporated by reference to Exhibit 4.3 to the Company’s Form S-1/A filed on August 9, 2021)
10.1**	Agreement and Plan of Merger, dated as of June 29, 2022, by and among DatChat, Inc., DatChat Patents I, Inc., DatChat Patents II, LLC, and Avila Security Corporation (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K Filed on July 5, 2022)
10.2+**	Employment Agreement between the Company and Brett Blumberg (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 16, 2022)
10.3**	Media Partnership Plan by and between, Datchat, Inc. and Bartsool Sports (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 13, 2021)
10.4**	Statement of Work by and between, Datchat, Inc. and IZEA Worldwide, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 24, 2021)
10.5**	2021 Equity Incentive Plan and forms of award agreements thereunder (Incorporated by reference to Exhibit 10.2 to the Company’s Form S-1/A filed on August 9, 2021)
23.1**	Consent of D. Brooks and Associates CPAs, P.A.
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File – the cover page of the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2022 is formatted in Inline XBRL

*	Filed herewith.
**	Previously filed.
***	Previously furnished.

+	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of May, 2023.

DATCHAT, INC.

/s/ Darin Myman
Darin Myman
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Brett Blumberg
Brett Blumberg
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this Amendment No. 1 to the Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Darin Myman	Chief Executive Officer and Director	May 12, 2023
Darin Myman	(Principal Executive Officer)

/s/ Brett Blumberg	Chief Financial Officer	May 12, 2023
Brett Blumberg	(Principal Financial and Accounting Officer)