Form 10-Q
period 2023-03-31
DatChat, Inc.
filed 2023-05-15
CIK 1648960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 001-40729

DATCHAT, INC.

(Exact name of registrant as specified in its charter)

Nevada	47-2502264
(State or Other Jurisdiction	IRS Employer
of Organization)	Identification Number

204 Neilson Street,
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

Number of shares of common stock outstanding as of May 12, 2023 was 20,740,419.

DATCHAT, INC.

FORM 10-Q

March 31, 2023

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

Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed throughout our Annual Report on Form 10-K as filed with the SEC on March 31, 2023. Some of the risks, uncertainties and assumptions that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, but are not limited to:

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

The foregoing list sets forth some, but not all, of the factors that could affect our ability to achieve results described in any forward-looking statements. You should read this Quarterly Report on Form 10-Q and the documents that we reference herein and have filed as exhibits our Annual Report on Form 10-K, completely and with the understanding that our actual future results may be materially different from what we expect. You should assume that the information appearing in this Quarterly Report on Form 10-Q is accurate as of the date hereof. Because the risk factors referred to in our Annual Report on Form 10-K, as filed with the SEC on March 31, 2023, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all the information presented in this Quarterly Report on Form 10-Q, and particularly our forward-looking statements, by these cautionary statements.

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DATCHAT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$756,547	$1,732,956
Short-term investments, at fair value	10,084,981	11,007,997
Accounts receivable	422	384
Prepaid expenses	254,045	134,752

Total Current Assets	11,095,995	12,876,089

OTHER ASSETS:
Property and equipment, net	73,912	79,694
Digital currencies and other digital assets	-	23,381
Operating lease right-of-use asset, net	120,490	134,526

Total Other Assets	194,402	237,601

Total Assets	$11,290,397	$13,113,690

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$450,548	$404,600
Operating lease liability, current portion	71,166	67,338
Contract liabilities	135	186
Due to related party	-	1,315

Total Current Liabilities	521,849	473,439

LONG-TERM LIABILITIES:
Operating lease liability, less current portion	64,299	83,675

Total Long-Term Liabilities	64,299	83,675

Total Liabilities	586,148	557,114

Commitments and Contingencies (Note 8)

STOCKHOLDERS' EQUITY:
Preferred stock ($0.0001 par value; 20,000,000 shares authorized) Series A Preferred stock ($0.0001 Par Value; 1 Share designated; none issued and outstanding on March 31, 2023 and December 31, 2022)	-	-
Common stock ($0.0001 par value; 180,000,000 shares authorized; 20,740,419 and 20,597,169 shares issued and outstanding on March 31, 2023 and December 31, 2022, respectively)	2,074	2,060
Common stock to be issued (1,389 shares on March 31, 2023 and December 31, 2022)	-	-
Additional paid-in capital	53,008,798	52,283,634
Treasury stock, at cost (479,845 shares on March 31, 2023)	(311,174)	-
Accumulated other comprehensive gain	132,883	-
Accumulated deficit	(42,128,332)	(39,729,118)

Total Stockholders' Equity	10,704,249	12,556,576

Total Liabilities and Stockholders' Equity	$11,290,397	$13,113,690

See accompanying condensed notes to unaudited consolidated financial statements.

DATCHAT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended
	March 31,
	2023	2022

NET REVENUES	$154	$809

OPERATING EXPENSES:
Compensation and related expenses	1,549,692	1,674,730
Marketing and advertising expenses	113,803	438,242
Professional and consulting expenses	255,920	1,013,682
Research and development expense	346,574	-
General and administrative expenses	197,102	241,634
Impairment loss on digital assets	23,381	-

Total operating expenses	2,486,472	3,368,288

LOSS FROM OPERATIONS	(2,486,318)	(3,367,479)

OTHER INCOME (EXPENSE):
Interest income	5,361	1,633
Gain on initial consolidation of variable interest entities	106,538	-
Realized gain on short-term investments	22,877	-
Unrealized loss on short-term investments	(47,672)	-

Total other income, net	87,104	1,633

NET LOSS	$(2,399,214)	$(3,365,846)

COMPREHENSIVE LOSS:
Net loss	$(2,399,214)	$(3,365,846)

Other comprehensive gain:
Unrealized gain on short-term investments	85,035	-
Unrealized foreign currency translation gain	176	-

Comprehensive loss	$(2,314,003)	$(3,365,846)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.12)	$(0.17)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	20,607,214	19,597,419

See accompanying condensed notes to unaudited consolidated financial statements.

DATCHAT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

					Common Stock		Additional			Accumulated other		Total
	Preferred Stock		Common Stock		to be Issued		Paid-in	Treasury Stock		Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Gain	Deficit	Equity
Balance, December 31, 2022	-	$-	20,597,169	$2,060	1,389	$-	$52,283,634	-	$-	$-	$(39,729,118)	$12,556,576

Accretion of stock based compensation in connection with stock option grants	-	-	-	-	-	-	603,278	-	-	-	-	603,278

Accretion of stock-based professional fees in connection with stock option grants and shares	-	-	-	-	-	-	21,900	-	-	-	-	21,900

Issuance of common stock for professional services	-	-	143,000	14	-	-	99,986	-	-	-	-	100,000

Purchase of treasury stock	-	-	-	-	-	-	-	479,845	(311,174)	-	-	(311,174)

Accumulated other comprehensive gain	-	-	-	-	-	-	-	-	-	132,883	-	132,883

Rounding	-	-	250	-	-	-	-	-	-	-	-	-

Net loss for the year	-	-	-	-	-	-	-	-	-	-	(2,399,214)	(2,399,214)

Balance, March 31, 2023	-	$-	20,740,419	$2,074	1,389	$-	$53,008,798	479,845	$(311,174)	$132,883	$(42,128,332)	$10,704,249

					Common Stock		Additional			Accumulated other		Total
	Preferred Stock		Common Stock		to be Issued		Paid-in	Treasury Stock		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Gain	Deficit	Equity

Balance, December 31, 2021	-	$-	19,597,419	$1,960	1,389	$-	$47,672,600	-	$-	$-	$(27,590,546)	$20,084,014

Accretion of stock based compensation in connection with stock option grants	-	-	-	-	-	-	822,583	-	-	-	-	822,583

Accretion of stock-based professional fees in connection with stock option grants and shares	-	-	-	-	-	-	202,275	-	-	-	-	202,275

Net loss for the year	-	-	-	-	-	-	-	-	-	-	(3,365,846)	(3,365,846)

Balance, March 31, 2022	-	$-	19,597,419	$1,960	1,389	$-	$48,697,458	-	$-	$-	$(30,956,392)	$17,743,026

See accompanying condensed notes to unaudited consolidated financial statements.

DATCHAT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,399,214)	$(3,365,846)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,782	3,537
Amortization of right of use asset	14,036	11,566
Stock-based compensation	603,278	1,024,858
Stock-based professional fees	35,878	-
Gain from initial consolidation of variable interest entities	(106,538)	-
Impairment loss on digital assets	23,381	-
Realized gain on short-term investments	(22,877)	-
Unrealized loss on short-term investments	47,672	-
Changes in operating assets and liabilities:
Accounts receivable	(38)	278
Accounts receivable - related party	42,000	-
Prepaid expenses	(33,271)	175,968
Accounts payable and accrued expenses	45,948	(67,998)
Contract liabilities	(51)	(781)
Operating lease liability	(15,548)	(12,433)

NET CASH USED IN OPERATING ACTIVITIES	(1,759,562)	(2,230,851)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of short-term investments	1,995,000	-
Purchase of short-term investments, net	(964,072)	-
Purchases of property and equipment	-	(22,099)
Increase in cash from consolidation of variable interest entities	64,538	-
Purchases of digital currencies and other digital assets	-	(204,248)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,095,466	(226,347)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on related party advances	-	(203)
Repayment of advances - related party	(1,315)	-
Purchase of treasury stock	(311,174)	-

NET CASH USED IN FINANCING ACTIVITIES	(312,489)	(203)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(976,585)	(2,457,401)

Effect of exchange rate changes on cash	176	-

CASH AND CASH EQUIVALENTS - beginning of period	1,732,956	20,199,735

CASH AND CASH EQUIVALENTS - end of period	$756,547	$17,742,334

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Digital currencies used to pay accounts payable	$-	$99,000
Common stock issued for future services	$100,000	$-

See accompanying condensed notes to unaudited consolidated financial statements.

DATCHAT, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023 AND 2022

(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

DatChat, Inc. (“DatChat” or “the Company”) was incorporated in the State of Nevada on December 4, 2014 under the name of YssUp, Inc. On March 4, 2015, the Company’s corporate name was changed to Dat Chat, Inc. In August 2016, the Board of Directors of the Company approved to change the name of the Company from Dat Chat, Inc. to DatChat, Inc. The Company established a fiscal year end of December 31. The Company is a blockchain, cybersecurity, and social media company that not only focuses on protecting privacy on personal devices, but also protects user information after it is shared with others. The Company believes that one’s right to privacy should not end the moment they click “send.” The Company’s flagship product, DatChat Messenger & Private Social Network, is a mobile application that gives users the ability to communicate with privacy and protection.

Recently, the Company has expanded its business and product offerings to include the co-development of a mobile-based social metaverse (“Metaverse”), known as “The Habytat”, as well as the development of VenVūū, an advertising and non-fungible token (“NFT”) monetization platform. The Metaverse is a virtual-reality space in which users can interact with a computer-generated environment and other users.

On June 16, 2022, the Company formed a wholly owned subsidiary, SmarterVerse, Inc. (“SmarterVerse”), a company incorporated under the laws of the State of Nevada. On February 14, 2023, SmarterVerse, entered into a subscription agreement with Metabizz, LLC In connection with the subscription agreement, SmarterVerse sold Metabizz, LLC 8,000,000 shares of its common stock for $800, which is 40% of the issued and outstanding common shares of SmarterVerse. Based on the Company’s analysis, on February 14, 2023, Metabizz, LLC was determined to be a variable interest entity (see below).

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

Certain information and note disclosure normally included in financial statements prepared in accordance with U.S. GAAP has been condensed or omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to the financial statements for the year ended December 31, 2022 of the Company which were included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2023.

The Company consolidates its subsidiaries that are wholly-owned, majority owned, and entities that are variable interest entities (“VIE”) where the Company is determined to be the primary beneficiary. The Company’s consolidated financial statements include the accounts of its wholly-owned subsidiaries, DatChat, Inc., DatChat Patents II, LLC, its majority owned subsidiary, SmarterVerse, and VIE entities, MetaBizz, LLC, and MetaBizz SAS (collectively the “Company”). All intercompany accounts and transactions have been eliminated in consolidation.

Variable interest entities

Pursuant to ASC 810-10-25-22, an entity is defined as a VIE if it either lacks sufficient equity to finance its activities without additional subordinated financial support, or it is structured such that the holders of the voting rights do not substantively participate in the gains and losses of the entity. When determining whether an entity that meets the definition of a business qualifies for a scope exception from applying VIE guidance, the Company considers whether: (i) it has participated significantly in the design of the entity, (ii) it has provided more than half of the total financial support to the entity, and (iii) substantially all of the activities of the VIE are conducted on its behalf. A VIE is consolidated by its primary beneficiary, the party that has the power to direct the activities that most significantly impact the VIE’s economic performance, and has the right to receive benefits or the obligation to absorb losses of the entity that could be potentially significant to the VIE. The primary beneficiary assessment must be re-evaluated on an ongoing basis.

DATCHAT, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023 AND 2022

(Unaudited)

Based on the Company’s analysis, on February 14, 2023, Metabizz, LLC, a Florida corporation and Metabizz SAS a company incorporated under the laws of Columbia (collectively “Metabizz”) were determined to be VIE entities in accordance with ASC 810-10-25-22 because the equity owners in Metabizz do not have the characteristics of a controlling financial interest and the initial equity investments in these entities may be or are insufficient to meet or sustain its operations without additional subordinated financial support from DatChat. The equity owners of Metabizz have only a nominal equity investment at risk, and the Company absorbs or receives a majority of the entity’s expected losses or benefits. The Company participates significantly in the design of Metabizz. The Company has provided working capital advances to Metabizz to allow Metabizz to fund its day to day obligations. Substantially all of the activities of Metabizz are conducted for the Company’s benefit, as evidenced by the fact that the operations of Metabizz consists of development of software and technologies to be used by SmarterVerse and the Company provides work capital to Metabizz to pay employees and independent contractors to perform the development services on behalf of the Company. Repayment of the working capital advances is not guaranteed by the equity owner of Metabizz and creditors of Metabizz do not have recourse against the Company. Accordingly, the Company is required to consolidate the assets, liabilities, revenues and expenses of Metabizz using the fair value method. Additionally, the managing partner of Metabizz is also the Chief Innovation Officer of SmarterVerse.

In connection with the initial consolidation of Metabizz, on February 14, 2023 (the initial consolidation date), the Company recorded a gain on initial consolidation of variable interest entities of $106,538.

The Company's consolidated balance sheets included the following assets and liabilities from its VIEs:

	March 31,	February 14,
	2023	2023
Cash	$68,627	$64,538
Due from Datchat		42,000
Total assets	$68,627	$106,538

Due to Datchat (eliminates in consolidation)	$130,000	$-
Total liabilities	$130,000	$-

Liquidity

As reflected in the accompanying unaudited consolidated financial statements for the three months ended March 31, 2023, the Company incurred a net loss of $2,399,214 and used cash in operations of $1,759,562. As of March 31, 2023, the Company has an accumulated deficit of $42,128,332 and has generated minimal revenues since inception. As of March 31, 2023, the Company had working capital of $10,574,146. These events served to mitigate the conditions that historically raised substantial doubt about the Company’s ability to continue as a going concern. The Company believes its cash and short-term investments will provide sufficient cash flows to meet its obligations for a minimum of twelve months from the date of this filing.

Use of estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the consolidated financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates include assumptions used in assessing impairment of long-term assets, the valuation of intangible assets, the valuation of digital currencies and other digital assets, the valuation of lease liabilities and related right of use assets, the valuation of short-term investments, the valuation of deferred tax assets, and the fair value of non-cash equity transactions.

Cash and cash equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company’s account at this institution is insured by the FDIC up to $250,000. On March 31, 2023 and December 31, 2022, the Company had cash in excess of FDIC limits of approximately $427,609 and $1,406,033, respectively. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits. Any material loss that the Company may experience in the future could have an adverse effect on its ability to pay its operational expenses or make other payments and may require the Company to move its cash to other high quality financial institutions. Currently, the Company is reviewing its bank relationships in order to mitigate its risk to ensure that its exposure is limited or reduced to the FDIC protection limits.

DATCHAT, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023 AND 2022

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

The following table represents the Company’s fair value hierarchy of its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022.

	March 31, 2023			December 31, 2022
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Short-term investments	$10,084,981	$-	$-	$11,007,997	$-	$-

The Company’s short-term investments are level 1 measurements and are based on redemption value at each date.

Short-term investments

The Company's portfolio of short-term investments consists of marketable debt securities which are comprised solely of that are highly rated U.S. government securities with maturities of more than three months, but less than one year. The Company classifies these as available-for-sale at purchase date and will reevaluate such designation at each period end date. The Company may sell these marketable debt securities prior to their stated maturities depending upon changing liquidity requirements. These debt securities are classified as current assets in the consolidated balance sheet and recorded at fair value, with unrealized gains or losses included in accumulated other comprehensive gain (loss) and as a component of the consolidated statements of comprehensive loss. Gains and losses are recognized when realized. Gains and losses are determined using the specific identification method and are reported in other income (expense), net in the consolidated statements of operations. Short-term investments are carried at fair value, which is based on quoted market prices for such securities, if available, or is estimated on the basis of quoted market prices of financial instruments with similar characteristics.

An impairment loss may be recognized when the decline in fair value of the debt securities is determined to be other-than-temporary. The Company evaluates its investments for other-than-temporary declines in fair value below the cost basis each quarter, or whenever events or changes in circumstances indicate that the cost basis of the short-term investments may not be recoverable. The evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below the cost basis, as well as adverse conditions related specifically to the security, such as any changes to the credit rating of the security and the intent to sell or whether the Company will more likely than not be required to sell the security before recovery of its amortized cost basis.

The Company recorded $47,672 of unrealized loss for the three months ended March 31, 2023. The Company did not recognize any gains or losses on short-term investments for the three months ended March 31,2022.

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

DATCHAT, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023 AND 2022

(Unaudited)

The Company determines the fair value of its digital currencies and other digital assets on a nonrecurring basis in accordance with ASC 820, Fair Value Measurement, based on quoted prices on the active exchange(s) that it has determined is the principal market for Ethereum (Level 1 inputs) and other digital assets. The Company performs an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted prices on active exchanges, indicate that it is more likely than not that its digital assets are impaired. In determining if an impairment has occurred, the Company considers the lowest market price quoted on an active exchange since acquiring the respective digital asset. If the then current carrying value of a digital asset exceeds the fair value, an impairment loss has occurred with respect to those digital assets in the amount equal to the difference between their carrying values and the fair value. The impaired digital assets are written down to their fair value at the time of impairment and this new cost basis will not be adjusted upward for any subsequent increase in fair value. Gains are not recorded until realized upon sale, at which point they are presented net of any impairment losses for the same digital assets held. In determining the gain or loss to be recognized upon sale, the Company calculates the difference between the sales price and carrying value of the digital assets sold immediately prior to sale. Impairment losses and gains or losses on sales are recognized within operating expenses in the consolidated statements of operations. During the three months ended March 31, 2023, the Company recorded an impairment loss of $23,381, which consists of an impairment of virtual real estate.

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

Capitalized software costs

Costs incurred to develop internal-use software including Metaverse software development, are expensed as incurred during the preliminary project stage. Internal-use software development costs are capitalized during the application development stage, which is after: (i) the preliminary project stage is completed; and (ii) management authorizes and commits to funding the project and it is probable the project will be completed and used to perform the function intended. Capitalization ceases at the point the software project is substantially complete and ready for its intended use, and after all substantial testing is completed. Upgrades and enhancements are capitalized if it is probable that those expenditures will result in additional functionality. Amortization is provided for on a straight-line basis over the expected useful life of the internal-use software development costs and related upgrades and enhancements. When existing software is replaced with new software, the unamortized costs of the old software are expensed when the new software is ready for its intended use. Software development costs incurred during the three months ended March 31, 2023 and 2022 were expensed since the Metaverse software development project is in the preliminary project stage. Such costs are included in research and development costs on the accompanying unaudited consolidated statement of operations and were incurred with Metabizz (see Note 6).

Intangible assets

Intangible assets, consisting of patents, are carried at cost less accumulated amortization, computed using the straight-line method over the estimated useful life, less any impairment charges. Based on the Company’s impairment analysis, management determined that an intangible impairment charge was required for the year ended December 31, 2022 and accordingly, the Company recorded an impairment loss of $981,000. (See Note 5 for additional information regarding intangible assets).

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

DATCHAT, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023 AND 2022

(Unaudited)

The Company’s NFT revenues were generated from the sale of NFTs. The Company accepts Ethereum as a form of payment for NFT sales. The Company’s NFTs exist on the Ethereum Blockchain under the Company’s VenVuu brand. VenVuu is a Metaverse advertising platform that allows advertisers and Metaverse landowners to connect using the Company’s proprietary Metaverse ad network and dynamic NFT technology. The Company uses the NFT exchange, OpenSea, to facilitate its sales of NFTs. The Company, through OpenSea, has custody and control of the NFT prior to the delivery to the customer and records revenue at a point in time when the NFT is delivered to the customer and the customer pays. The Company has no obligations for returns, refunds or warranty after the NFT sale. The value of the sale was determined based on the value of the Ethereum crypto currency received as consideration. Each NFT generated produces a unique identifying code.

The Company tracks its revenue by product. The following table summarizes revenue by product for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
	2023	2022
Subscription revenues	$154	$809
Total	$154	$809

Research and Development

Research and development costs incurred in the development of the Company’s products are expensed as incurred and includes costs such as outside development costs, salaries and other allocated costs incurred. During the three months ended March 31, 2023 and 2022, research and development costs incurred in the development of the Company’s software products were $346,574 and $0, respectively, and are included in research and development expense on the accompanying unaudited consolidated statements of operations.

Advertising Costs

The Company applies ASC 720 “Other Expenses” to account for advertising related costs. Pursuant to ASC 720-35-25-1, the Company expenses the advertising costs as they are incurred. Advertising costs were $113,803 and $438,242 for the three months ended March 31, 2023 and 2022, respectively, and are included in marketing and advertising expenses on the unaudited consolidated statements of operations.

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

DATCHAT, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023 AND 2022

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

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation–Stock Compensation”, which requires recognition in the consolidated financial statements of the cost of employee, non-employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. The Company has elected to account for forfeitures as they occur.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. Except for Metabizz SAS, the functional currency of the Company is the U.S. dollar. The functional currency of the Company’s VIE, MetaBizz SAS is the Columbian Peso (“COP”). For MetaBizz SAS, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. The cumulative translation adjustment and effect of exchange rate changes on cash for the three months ended March 31, 2023 was $176. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency included in the results of operations as incurred.

For MetaBizz SAS, located in located in Columbia, asset and liability accounts on March 31, 2023 were translated at 0.000214 COP to $1.00, which was the exchange rate on the balance sheet date.

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

	March 31,
	2023	2022
Common stock equivalents:
Common stock warrants	673,841	736,341
Common stock options	1,715,450	1,289,200
Total	2,389,291	2,025,541

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on its financial statements.

DATCHAT, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023 AND 2022

(Unaudited)

NOTE 2 – SHORT-TERM INVESTMENTS

On March 31, 2023 and December 31, 2022, the Company’s short-term investments consisted of the following:

	March 31, 2023			December 31, 2022
	Cost	Unrealized Gain	Fair Value	Cost	Unrealized Loss	Fair Value
US Treasury bills	$9,952,274	$132,707	$10,084,981	$10,715,325	$48,226	$10,763,551
Certificates of deposit	-	-	-	245,000	(554)	244,446

Total short-term investments	$9,952,274	$132,707	$10,084,981	$10,960,325	$47,672	$11,007,997

Short-term investments mature between April 2023 and November 2023.

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

In January 2019, the Company renewed and extended the term of its lease facility for another three-year period from January 2019 to December 2021 starting with a monthly base rent of $2,567 plus a pro rata share of operating expenses beginning January 2019. The base rent was subject to annual increases beginning the 2nd and 3rd lease year as defined in the lease agreement. In addition to the monthly base rent, the Company is charged separately for common area maintenance which is considered a non-lease component. These non-lease component payments are expensed as incurred and are not included in operating lease assets or liabilities. On August 27, 2021, the Company entered into an amendment agreement with the same landlord to modify the facility lease to relocate and increase the square footage of the lease premises. The term of the lease commenced on October 1, 2021 and will expire on December 31, 2024 with a new monthly base rent of $7,156 plus a pro rata share of operating expenses beginning January 2022. The base rent will be subject to 3% annual increases beginning in the 2nd and 3rd lease year as defined in the amended lease agreement. For the three months ended March 31, 2023 and 2022, rent expense amounted $22,738 and $22,266, respectively, and was included in general and administrative expenses.

On August 27, 2021, upon the execution of the amendment agreement, the Company recorded right-of-use assets and operating lease liabilities of $198,898. The remaining lease term for the operating lease is 21 months and the incremental borrowing rate is 18.0% (based on historical borrowing rates).

DATCHAT, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023 AND 2022

(Unaudited)

Right-of- use assets are summarized below:

	March 31, 2023	December 31, 2022
Office lease	$198,898	$198,898
Less accumulated amortization	(78,408)	(64,372)
Right-of-use asset, net	$120,490	$134,526

Operating Lease liabilities are summarized below:

	March 31, 2023	December 31, 2022
Office lease	$198,898	$198,898
Reduction of lease liability	(63,433)	(47,885)
Total lease liability	135,465	151,013
Less: current portion	71,166	67,338
Long term portion of lease liability	$64,299	$83,675

Minimum lease payments under the non-cancelable operating lease on March 31, 2023 are as follows:

For the year ended March 31:
2024	$89,934
2025	69,247
Total	159,181
Less: present value discount	(23,716)
Total operating lease liability	$135,465

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

DATCHAT, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023 AND 2022

(Unaudited)

NOTE 6 – RELATED PARTY TRANSACTIONS

Due to Related Party

The Company’s officer, Mr. Darin Myman, from time to time, provides advances to the Company for working capital purposes. On March 31, 2023 and December 31, 2022, the Company had a payable to the officer of $0 and $1,315, respectively, which is presented as due to related party on the consolidated balance sheets. These advances are short-term in nature and non-interest bearing. During the three months ended March 31, 2023, the Company repaid $1,315.

Research and Development

On July 19, 2022, the Company entered into a software development agreement with Metabizz. On February 14, 2023, the Company began consolidating Metabizz as VIEs. For the period from January 1, 2023 to date of consolidation (February 14, 2023), the Company paid Metabizz $185,600 for software development services which is included in research and development expense on the accompanying unaudited consolidated statements of operations.

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

Preferred Stock

In August 2016, the Company designated 1 share of Series A Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) and has a stated value equal to $1.00 as may be adjusted for any stock dividends, combinations or splits. Each one (1) share of the Series A Preferred Stock shall have voting rights equal to (x) the total issued and outstanding Common Stock eligible to vote at the time of the respective vote divided by (y) forty-nine one hundredths (0.49) minus (z) the total issued and outstanding Common Stock eligible to vote at the time of the respective vote. The Series A Preferred Stock does not convert into securities of the Company. The Series A Preferred Stock does not contain any redemption provision. In the event of liquidation of the Company, the holder of Series A Preferred shall not have any priority or preferences with respect to any distribution of any assets of the Company and shall be entitled to receive equally with the holders of the Company’s common stock. As of March 31, 2023 and December 31, 2022, there were no Series A Preferred Stock outstanding.

Common Stock

2023 Stock Repurchase Plan

On January 6, 2023, the Board of Directors of the Company approved a stock repurchase program authorizing the purchase of up to $2 million of the Company’s common stock (the “2023 Stock Repurchase Program”). In connection with the 2023 Stock Repurchase Program, during the three months ended March 31, 2023, the Company purchased 479,845 shares of its common stock for $311,174, or at an average price of $0.648 per share, which has been reflected as treasury stock on the accompanying unaudited consolidated balance sheet on March 31, 2023.

Common Stock Issued for Professional Services

In February 2021, the Company entered into a one-year Advisory Board Agreement with an individual who will act as an advisor to the Company’s Board. In accordance with this agreement the Company issued 100,000 shares of its common stock as consideration for the services provided. The Company valued these common shares at a fair value of $400,000 or $4.00 per common share based on sales of common stock in the recent private placement. During the three months ended March 31, 2022, the Company recorded stock-based consulting fees of $50,000, which was included in professional and consulting expenses in the accompanying unaudited statements of operations.

DATCHAT, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023 AND 2022

(Unaudited)

On March 6, 2023, the Company entered into a six-month consulting agreement with an entity for investor relations services. In connection with this consulting agreement, the Company issued 143,000 restricted common shares of the Company to the consultant. These shares vest immediately. These shares were valued at $100,000, or $0.70 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. In connection with this consulting agreement, during the three months ended March 31, 2023, the Company recorded stock-based professional fees of $13,978 and prepaid expenses of $86,022 which will be amortized into stock-based professional fees over the remaining term of the agreement.

Stock Options

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

2023

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

The 2023 stock option grants were valued at the respective grant dates using a Black-Scholes option pricing model using the assumptions discussed below. In connection with the stock option grants, the Company valued these stock options at a fair value of $154,542, or $0.5329 per option. and will record stock-based compensation expense over the vesting period. Upon cancellation of unvested stock options, the fair value of these cancelled option will be reversed.

During the three months ended March 31, 2023, certain employees and consultants were terminated. Accordingly, 178,750 unvested options were forfeited and $132,366 of previously recognized stock-based compensation and $20,701 of previously recognized stock-based professional fees was reversed.

DATCHAT, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023 AND 2022

(Unaudited)

During the three months ended March 31, 2023, accretion of stock-based expense related to stock options, which is net of the reversal of previously recognized stock-based expense due to forfeiture, amounted to $625,178 of which $603,278 was recorded in compensation and related expenses and $21,900 was recorded in professional and consulting expenses as reflected in the unaudited consolidated statements of operations. During the three months ended March 31, 2022, the Company recognized total stock-based expenses related to stock options of $974,858 of which $822,583 was recorded in compensation and related expenses and $152,275 was recorded in professional and consulting expenses as reflected in the unaudited condensed statements of operations. As of March 31, 2023, a balance of $1,637,196 remains to be expensed over future vesting periods related to unvested stock options issued for services to be expensed over a weighted average period of 0.80 years.

During the three months ended March 31, 2023 and 2022, the stock options were valued at the grant date using a Black-Scholes option pricing model with the following assumptions. The simplified method was used for the expected option term and expected volatility was based on historical volatility:

	2023	2022
Dividend rate	—%	—%
Term (in years)	3 years	2 to 3 years
Volatility	168.0%	155.8% to 160.0%
Risk—free interest rate	3.96%	1.53% to 2.93%

The following is a summary of the Company’s stock option activity for the three months ended March 31, 2023 as presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance on December 31, 2022	1,604,200	$10.99	3.91
Granted	290,000	1.25	-
Cancelled	(178,750)	4.36	-
Balance on March 31, 2023	1,715,450	$10.04	3.84
Options exercisable on March 31, 2023	982,700	$12.54	3.52
Options expected to vest	732,750	$6.68
Weighted average fair value of options granted during the year		$0.53

On March 31, 2023, the aggregate intrinsic value of options outstanding was $0.

Common Stock Warrants

A summary of the Company’s outstanding stock warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance on December 31, 2022	673,841	$4.98	3.65
Granted	-	-	-
Balance on March 31, 2023	673,841	4.98	3.40
Warrants exercisable on March 31, 2023	673,841	$4.98	3.40

On March 31, 2023, the aggregate intrinsic value of warrants outstanding was $0.

DATCHAT, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023 AND 2022

(Unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Operating Lease Agreement

See Note 4 for disclosure on the Company’s operating lease for its offices.

Employment Agreement

On August 27, 2021 (the “Effective Date”), the Company entered into an agreement (the “Employment Agreement”) with Darin Myman effective as of August 15, 2021 pursuant to which Mr. Myman’s (i) base salary will increase to $450,000 per year, and (ii) Mr. Myman may be entitled to receive an annual bonus in an amount up to $350,000, which annual bonus may be increased by the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”), in its sole discretion, upon the achievement of additional criteria established by the Compensation Committee from time to time (the “Annual Bonus”).  The Employment Agreement provides for a term of one (1) year (the “Initial Term”) from the date of the Effective Date and shall automatically be extended for additional terms of one (1) year each (each a “Renewal Term”) unless either party gives prior written notice of non-renewal to the other party no later than six (6) months prior to the expiration of the Initial Term, or the then current Renewal Term, as the case may be. In addition, pursuant to the Employment Agreement, upon termination of Mr. Myman’s employment for death or Total Disability (as defined in the Employment Agreement), in addition to any accrued but unpaid compensation and vacation pay through the date of his termination and any other benefits accrued to him under any Benefit Plans (as defined in the Employment Agreement) outstanding at such time and the reimbursement of documented, unreimbursed expenses incurred prior to such termination date (collectively, the “Payments”), Mr. Myman shall be entitled to the following severance benefits: (i) 24 months of his then base salary; (ii) if Mr. Myman elects continuation coverage for group health coverage pursuant to COBRA Rights (as defined in the Employment Agreement), then for a period of 24 months following Mr. Myman’s termination he will be obligated to pay only the portion of the full COBRA Rights cost of the coverage equal to an active employee’s share of premiums (if any) for coverage for the respective plan year; and (iii) payment on a pro-rated basis of any Annual Bonus or other payments earned in connection with any bonus plan to which Mr. Myman was a participant as of the date of his termination (together with the Payments, the “Severance”). Furthermore, pursuant to the Employment Agreement, upon Mr. Myman’s termination (i) at his option (A) upon 90 days prior written notice to the Company or (B) for Good Reason (as defined in the Employment Agreement), (ii) termination by the Company without Cause (as defined in the Employment Agreement) or (iii) termination of Mr. Myman’s employment within 40 days of the consummation of a Change in Control Transaction (as defined in the Employment Agreement), Mr. Myman shall receive the Severance; provided, however, Mr. Myman shall be entitled to a pro-rated Annual Bonus of at least $200,000. In addition, any equity grants issued to Mr. Myman shall immediately vest upon termination of Mr. Myman’s employment by him for Good Reason or by the Company at its option upon 90 days prior written notice to Mr. Myman, without Cause.

NASDAQ Notice

On October 14, 2022, the Company received written notice from Nasdaq that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2), as the minimum bid price of our common stock had been below $1.00 per share for 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810, the Company has a period of 180 calendar days, or until April 12, 2023, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for at least 10 consecutive business days during this 180 calendar day period. In the event the Company does not regain compliance by April 12, 2023, the Company may be eligible for an additional 180 calendar day grace period if it meets the continued listing standards, with the exception of bid price, for The Nasdaq Capital Market, and the Company provides written notice to Nasdaq of its intention to cure the deficiency during the second compliance period. On April 13, 2023, the Company was notified (the “Second Notification Letter”) by the Staff that we are eligible for an additional 180 calendar day period, or until October 9, 2023 to regain compliance and cure the deficiency, so long as we meet the Nasdaq continued listing requirements (except for the bid price requirement). Although the Company may effect a reverse stock split of its issued and outstanding common stock in the future, there can be no assurance that such reverse stock split will enable the Company to regain compliance with the Nasdaq minimum bid price requirement.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K as filed with the SEC on March 31, 2023, and in this Quarterly Report on Form 10-Q. All amounts in this report are in U.S. dollars, unless otherwise noted.

Throughout this Quarterly Report on Form 10-Q, references to “we,” “our,” “us,” “the Company” or “DatChat” refer to DatChat, Inc., individually, or as context requires, collectively with its subsidiaries.

Overview

We are a blockchain, cybersecurity, and social media company that not only focuses on protecting privacy on personal devices, but also protects user information after it is shared with others. We believe that one’s right to privacy should not end the moment they click “send”, and that we all deserve the same right to privacy online that we enjoy in our own living rooms. Our flagship product, DatChat Messenger & Private Social Network, is a privacy platform and mobile application that gives users the ability to communicate with the privacy and protection they deserve. Recently. we have expanded our business and product offerings to include the co-development of a mobile-based social metaverse (“Metaverse”), known as “The Habytat”, as well as the development of VenVūū, an advertising and non-fungible token (“NFT”) monetization platform. The Metaverse is a virtual-reality space in which users can interact with a computer-generated environment and other users.

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

The Habytat

In June 2022, we formed a wholly owned subsidiary, SmarterVerse, Inc. (“SmarterVerse”). In July 2022, SmarterVerse entered into a development agreement with MetaBizz, LLC, an infrastructure firm that creates and develops 4D experiences in the Metaverse. The owners of Metabizz, LLC also own Metabizz SAS (together referred to as (“MetaBizz”). As of February 2023, based on the Company’s analysis, on February 14, 2023, Metabizz was determined to be a VIE entity in accordance with ASC 810-10-25-22.

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

VenVūū

We are currently developing VenVūū, an advertising and NFT monetization platform. VenVūū is based upon a proprietary Metaverse ad network and dynamic NFT technology which we believe will allow advertisers and landowners to connect in the Metaverse. Management believes that Metaverse advertising parallels reality, and that VenVūū can be considered as a parallel to billboards in the real world or “Google Ads” within the internet. Through the integration of VenVūū, which advertises in a way similar to a billboard or video screen, we plan to enable users of The Habytat opportunities to monetize their virtual property rights by directly displaying approved advertisements on their virtual property. While we currently plan to launch VenVuu in the Habytat, it may also by interoperable within other Metaverses in the future We believe that these features can potentially provide brands with the ability to run campaigns that target the land parcels they want to reach, simultaneously across multiple Metaverses.

Recent Events

On January 10, 2023, we announced that our Board of Directors (the “Board”) has authorized a Stock Repurchase Plan under which we may repurchase up to $2,000,000 of our outstanding common stock, par value $0.0001 per share. Additionally, the Board has approved EF Hutton to be engaged as the broker to implement the Repurchase Plan. In connection with the 2023 Stock Repurchase Program, during the three months ended March 31, 2023, we purchased 479,845 shares of its common stock for $311,174, or at an average price of $0.648 per share, which has been reflected as treasury stock on the accompanying unaudited consolidated balance sheet on March 31, 2023.

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these condensed consolidated financial statements, and the specific impact on our financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

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

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position and results of its operations, the specific impact is not readily determinable as of the date of these financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Variable interest entities

Pursuant to ASC 810-10-25-22, an entity is defined as a VIE if it either lacks sufficient equity to finance its activities without additional subordinated financial support, or it is structured such that the holders of the voting rights do not substantively participate in the gains and losses of the entity. When determining whether an entity that meets the definition of a business qualifies for a scope exception from applying VIE guidance, we consider whether: (i) it has participated significantly in the design of the entity, (ii) it has provided more than half of the total financial support to the entity, and (iii) substantially all of the activities of the VIE are conducted on its behalf. A VIE is consolidated by its primary beneficiary, the party that has the power to direct the activities that most significantly impact the VIE’s economic performance, and has the right to receive benefits or the obligation to absorb losses of the entity that could be potentially significant to the VIE. The primary beneficiary assessment must be re-evaluated on an ongoing basis.

Based on our analysis, on February 14, 2023, Metabizz, LLC, a Florida corporation and Metabizz SAS a company incorporated under the laws of Columbia (collectively “Metabizz”) were determined to be VIE entities in accordance with ASC 810-10-25-22 because the equity owners in Metabizz do not have the characteristics of a controlling financial interest and the initial equity investments in these entities may be or are insufficient to meet or sustain its operations without additional subordinated financial support from us. The equity owners of Metabizz have only a nominal equity investment at risk, and we absorb or receive a majority of the entity’s expected losses or benefits. We participate significantly in the design of Metabizz. We have provided working capital advances to Metabizz to allow Metabizz to fund its day to day obligations. Substantially all of the activities of MetaBizz are conducted for our benefit, as evidenced by the fact that the operations of Metabizz consists of development of software and technologies to be used by SmarterVerse and we provide working capital to Metabizz to pay employees and independent contractors to perform the development services on our behalf. Repayment of the working capital advances is not guaranteed by the equity owner of Metabizz. Creditors of Metaizz do not have recourse to our general credit. Accordingly, we are required to consolidate the assets, liabilities, revenues and expenses of Metabizz. Additionally, the managing partner of Metabizz is also the Chief Innovation Officer of SmarterVerse.

Short-term investments

Our portfolio of short-term investments consists of marketable debt securities which are comprised solely of that are highly rated U.S. government securities with maturities of more than three months, but less than one year. We classify these as available-for-sale at purchase date and will reevaluate such designation at each period end date. We may sell these marketable debt securities prior to their stated maturities depending upon changing liquidity requirements. These debt securities are classified as current assets in the consolidated balance sheet and recorded at fair value, with unrealized gains or losses included in accumulated other comprehensive gain (loss) and as a component of the consolidated statements of comprehensive loss. Gains and losses are recognized when realized. Gains and losses are determined using the specific identification method and are reported in other income (expense), net in the consolidated statements of operations. Short-term investments are carried at fair value, which is based on quoted market prices for such securities, if available, or is estimated on the basis of quoted market prices of financial instruments with similar characteristics.

An impairment loss may be recognized when the decline in fair value of the debt securities is determined to be other-than-temporary. We evaluate our investments for other-than-temporary declines in fair value below the cost basis each quarter, or whenever events or changes in circumstances indicate that the cost basis of the short-term investments may not be recoverable. The evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below the cost basis, as well as adverse conditions related specifically to the security, such as any changes to the credit rating of the security and the intent to sell or whether we will more likely than not be required to sell the security before recovery of its amortized cost basis.

Accounting for digital currencies and other digital assets

We purchase Ethereum cryptocurrency (“Ethereum”) and other digital assets and accepts Ethereum as a form of payment for non-fungible tokens sales (NFTs). We account for these digital assets held as the result of the purchase or receipt of Ethereum and other digital assets, as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other (“ASC 350”). We have ownership of and control over our digital currencies and digital assets and we may use third-party custodial services to secure them. The digital currencies and digital assets are initially recorded at cost and are subsequently remeasured, net of any impairment losses incurred since acquisition. We believe that digital currencies and other digital assets meet the definition of indefinite-lived intangible assets and accounts for them at historical cost less impairment, applying the guidance in ASC 350. We monitor any standard-setting, regulatory or technological developments that may affect our accounting for digital currencies or our controls and processes related to digital currencies. Digital currencies are included in long-term assets in the consolidated balance sheet.

We determine the fair value of its digital currencies and other digital assets on a nonrecurring basis in accordance with ASC 820, Fair Value Measurement, based on quoted prices on the active exchange(s) that it has determined is the principal market for Ethereum (Level 1 inputs) and other digital assets. We perform an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted prices on active exchanges, indicate that it is more likely than not that its digital assets are impaired. In determining if an impairment has occurred, we consider the lowest market price quoted on an active exchange since acquiring the respective digital asset. If the then current carrying value of a digital asset exceeds the fair value, an impairment loss has occurred with respect to those digital assets in the amount equal to the difference between their carrying values and the fair value. The impaired digital assets are written down to their fair value at the time of impairment and this new cost basis will not be adjusted upward for any subsequent increase in fair value. Gains are not recorded until realized upon sale, at which point they are presented net of any impairment losses for the same digital assets held. In determining the gain or loss to be recognized upon sale, we calculate the difference between the sales price and carrying value of the digital assets sold immediately prior to sale. Impairment losses and gains or losses on sales are recognized within operating expenses in the consolidated statements of operations. During the three months ended March 31, 2023, we recorded an impairment loss of $23,381.

Capitalized software costs

Costs incurred to develop internal-use software including Metaverse software development, are expensed as incurred during the preliminary project stage. Internal-use software development costs are capitalized during the application development stage, which is after: (i) the preliminary project stage is completed; and (ii) management authorizes and commits to funding the project and it is probable the project will be completed and used to perform the function intended. Capitalization ceases at the point the software project is substantially complete and ready for its intended use, and after all substantial testing is completed. Upgrades and enhancements are capitalized if it is probable that those expenditures will result in additional functionality. Amortization is provided for on a straight-line basis over the expected useful life of the internal-use software development costs and related upgrades and enhancements. When existing software is replaced with new software, the unamortized costs of the old software are expensed when the new software is ready for its intended use. Through March 31, 2023, software development costs incurred were expensed since the Metaverse software development project is in the preliminary project stage. Such costs are included in research and development costs on the accompanying consolidated statement of operations.

Revenue recognition

We recognize revenue in accordance with ASC Topic 606 Revenue from Contracts with Customers, which requires revenue to be recognized in a manner that depicts the transfer of goods or services to customers in amounts that reflect the consideration to which the entity expects to be entitled in exchange for those goods or services. We recognize revenues from subscription fees on our messaging application in the month they are earned. Annual and lifetime subscription payments received that are related to future periods are recorded as deferred revenue to be recognized as revenues over the contract term or period. Lifetime subscriptions are being recognized to revenues over a 12-month period.

Our NFT revenues were generated from the sale of NFTs. We accept Ethereum as a form of payment for NFT sales. Our NFTs exist on the Ethereum Blockchain under our VenVūū brand. VenVūū is a Metaverse advertising platform that allows advertisers and Metaverse landowners to connect using our proprietary Metaverse ad network and dynamic NFT technology. We use the NFT exchange, OpenSea, to facilitate its sales of NFTs. Through OpenSea, we have custody and control of the NFT prior to the delivery to the customer and records revenue at a point in time when the NFT is delivered to the customer and the customer pays. We have no obligations for returns, refunds or warranty after the NFT sale. The value of the sale is determined based on the value of the Ethereum crypto currency received as consideration. Each NFT that is generated produces a unique identifying code.

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718, “Compensation — Stock Compensation” (“ASC 718”), which requires recognition in the financial statements of the cost of employee, non-employee and director services received in exchange for an award of equity instruments over the period the employee, non-employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). ASC 718 also requires measurement of the cost of employee, non-employee, and director services received in exchange for an award based on the grant-date fair value of the award. We have elected to account for forfeitures as they occur.

Research and development

Research and development costs incurred in the development of our products are expensed as incurred and includes costs such as outside development costs and other allocated costs incurred. For the three months ended March 31, 2023, research and development costs incurred in the development of our software products with a related party were $185,600 and are included in research and development expense on the accompanying unaudited consolidated statements of operations.

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

Recently Issued Accounting Pronouncements

Refer to the notes to the unaudited financial statements.

Results of Operations

Revenue

During the three months ended March 31, 2023 and 2022, we generated revenues of $154 and $809, respectively, consisting of subscription revenues.

Compensation and related expenses

Compensation and related expenses include salaries, stock-based compensation, health insurance and other benefits. During the three months ended March 31, 2023 and 2022, compensation and related expenses amounted to $1,549,692 and $1,674,730, respectively, a decrease of $125,038, or 7.5%. The decrease was attributable to a decrease in stock-based compensation of $421,580, offset by an increase in a bonus paid to the Company’s chief executive officer of $300,000 and an increase in other compensation and other related expenses of $128,908. Additionally, during the three months ended March 31, 2023, due to the termination of certain employees, we reversed previously recorded stock-based option expense on unvested stock options that were forfeited of $132,366.

Marketing and advertising expenses

During the three months ended March 31, 2023 and 2022, marketing and advertising expenses amounted to $113,803 and $438,242, respectively, a decrease of $324,439, or 74.0% primarily due to a decrease in promotions, branding and digital marketing strategy and social media ads.

Professional and consulting expenses

During the three months ended March 31, 2023 and 2022, we reported professional and consulting expenses of $255,920 and $1,013,682, respectively, a decrease of $757,762, or 74.8%. The decrease is attributable to a decrease in consulting fees of $155,759, a decrease in investor relations fees of $292,592, and a decrease in recruiting fees of $322,000, offset be an increase in other professional fees of $12,589. During the three months ended March 31, 2023, due to the termination of certain consultants, we reversed previously recorded stock-based option expense on unvested stock options that were forfeited of $20,701, which is included in the decrease in overall consulting expense.

Research and development costs

During the three months ended March 31, 2023, we incurred $346,574 in research and development costs in connection with the development of our Metaverse software development project which is in the preliminary stage. We did not incur any research and development costs in the 2022 period.

General and administrative expenses

During the three months ended March 31, 2023 and 2022, general and administrative expenses amounted to $197,102 and $241,634, a decrease of $44,532, or 18.4%, primarily attributable to a decrease in conference fees of $28,606 and a decrease in other general and administrative expenses of $15,926.

Impairment loss on digital currencies and other digital assets

During the three months ended March 31, 2023, operating expenses included an impairment charge related to the write down of digital assets of $23,381. We did not incur any impairment charges in the 2022 period.

Loss from Operations

During the three months ended March 31, 2023, loss from operation amounted to $2,486,318 as compared to $3,367,479 during the three months ended March 31, 2022, a decrease of $881,161, or 26.2%.

Other Income (Expense)

During the three months ended March 31, 2023 and 2022, we reported other income of $87,104 and $1,633, respectively. Other income (expense) consisted of interest income, gain on initial consolidation of variable interest entities, and realized gain on short-term investments and unrealized gains or losses on short-term investments. During the three months ended March 31, 2023, other income primarily consisted of interest income of $5,361, gain on initial consolidation of variable interest entities of $106,538, a realized gain on short-term investments of $22,877, and an unrealized loss on short-term investments of $47,672. During the three months ended March 31, 2022, other income consisted of interest income of $1,633.

Net Loss

For the foregoing reasons, during the three months ended March 31, 2023 and 2022, our net loss was $2,399,214, or ($0.12) per common share (basic and diluted) and $3,365,846, or ($0.17) per common share (basic and diluted), respectively, a decrease of $966,632, or 28.7%.

Liquidity, Capital Resources and Plan of Operations

As of March 31,2023, we had cash and cash equivalents of $756,547 and short-term investments of $10,084,981.

We were incorporated on December 4, 2014 and have generated minimal revenues to date. For the three months ended March 31, 2023, we had a net loss of $2,399,214. In addition, we used cash in operations of $1,759,562 for the three months ended March 31, 2023. We have an accumulated deficit of $42,128,332 on March 31, 2023 and have generated minimal revenues since inception. During the year ended December 31, 2022 and during the three months ended March 31, 2023, we did not receive net proceeds from the sale of its securities and no gross proceeds from the exercise of our Series A warrants. As of March 31, 2023, we had cash and cash equivalents of $756,547. Additionally, on March 31, 2023, we had short-term investments of $10,084,981. Short-term investments include U.S. Treasury bills that are all highly rated and have initial maturities between four and twelve months. These events served to mitigate the conditions that historically raised substantial doubt about our ability to continue as a going concern.

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

Cash Flow Activities for the Three Months Ended March 31, 2023 and 2022

Cash Flows from Operating Activities

Net cash used in operating activities totaled $1,759,562 and $2,230,851 for the three months ended March 31, 2023, and 2022, respectively, a decrease of $471,289.

Net cash flow used in operating activities for the three months ended March 31, 2023 primarily reflected a net loss of $2,399,214 adjusted for the add-back (reduction) of non-cash items consisting of depreciation of $5,782, amortization of right of use assets of $14,036, accretion of stock-based stock option and common stock expense of $639,156, a non-cash gain from initial consolidation of variable interest entities of $(106,568), and net unrealized and realized loss on short-term investments of $24,795, offset by changes in operating assets and liabilities primarily consisting of a decrease in accounts receivable – related party of $42,000, an increase in prepaid expenses of $33,271, an increase in accounts payable and accrued expenses of $45,948, and a decrease in operating lease liabilities of $15,548.

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

Cash Flows from Investing Activities

Net cash provided by (used in) investing activities amounted to $1,095,466 and $(226,347) for the three months ended March 31, 2023, and 2022, respectively.

During the three months ended March 31, 2023, we purchased short-term investments of $964,072 and received gross proceeds from the sale of short-term investments of $1,995,000. Additionally, we received $64,538 in cash upon initial consolidation of variable interest entities.

During the three months ended March 31, 2022, we purchased property and equipment of $22,099, and purchased digital currencies and other digital assets of $204,248.

Cash Flows from Financing Activities

Net cash used in financing activities totaled approximately $312,489 and $203 for the three months ended March 31, 2023, and 2022, respectively.

During the three months ended March 31, 2023, we repaid related party advances of $1,315 and we used cash of $311,174 to purchase treasury stock.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of March 31, 2023, the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that our disclosure controls and procedures were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

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

As of March 31, 2023, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework - 2013. Based on this assessment, our management concluded that, as of March 31, 2023, our internal control over financial reporting was not effective because it identified a material weakness. A material weakness is a significant deficiency or a combination of significant deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Remediation Plans

Management is committed to the remediation of the material weaknesses described above, as well as the improvement of the Company’s overall internal control over financial reporting. Management plans on implementing actions to remediate the underlying causes of the control deficiencies that gave rise to the material weaknesses. Remediation efforts include the possible hiring of additional accounting and finance personnel with appropriate expertise to strengthen overall controls and the establishment of disbursement review and approval processes. The material weaknesses will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. Our management will monitor the effectiveness of our remediation plan and will make changes management determines to be appropriate. Until the remediation efforts (including any additional measures management identifies as necessary) are completed, the material weaknesses described above will continue to exist.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

ITEM 1A. RISK FACTORS.

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 31, 2023 (“Annual Report”). Except as set forth below, there have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

If we fail to comply with the continued listing requirements of The Nasdaq Capital Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

October 14, 2022, we were notified (the “Notification Letter”) by the Staff of the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) that based on the previous 30 consecutive business days, our listed security no longer met the minimum $1 bid price per share requirement. Therefore, in accordance with the Nasdaq Listing Rules (the “Rules”), the we were provided 180 calendar days, or until April 12, 2023, to regain compliance, and that if we were unable to regain compliance by April 12, 2023, an additional 180-days may be granted, so long as we meet the Nasdaq continued listing requirements (except for the bid price requirement) and notify Nasdaq in writing of our intention to cure the deficiency during the second compliance period.

In accordance with the Notification Letter and Rules, on April 7, 2023, we notified Nasdaq in writing of our intention to cure the deficiency and requested an additional 180-calendar days in order to do so. On April 13, 2023, we were notified (the “Second Notification Letter”) by the Staff that we are eligible for an additional 180 calendar day period, or until October 9, 2023 to regain compliance and cure the deficiency, so long as we meet the Nasdaq continued listing requirements (except for the bid price requirement). The Second Notification Letter has no immediate effect on the listing or trading of our common stock on the Nasdaq Capital Market and, at this time, the common stock will continue to trade on the Nasdaq Capital Market under the symbol “DATS.”

If we fail to regain compliance during the second 180-day period, then Nasdaq will notify us of its determination to delist our common stock, at which point we will have an opportunity to appeal the delisting determination to a Hearings Panel.

We intend to monitor the closing bid price of our common stock and may, if appropriate, consider implementing available options, including, but not limited to, implementing a reverse stock split of its outstanding securities, to regain compliance with the minimum bid price requirement under the Rules.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 6, 2023, we entered into a six-month consulting agreement with an entity for investor relations services. In connection with this consulting agreement, we issued 143,000 restricted common shares to the consultant. These shares vest immediately. These shares were valued at $100,000, or $0.70 per common share, based on the quoted closing price of our common stock on the measurement date.

The above securities were issued in reliance upon the exemptions provided by Section 4(a)(2) under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

On January 6, 2023, the Board of Directors of the Company approved a stock repurchase program authorizing the purchase of up to $2 million of our common stock (the “2023 Stock Repurchase Program”). In connection with the 2023 Stock Repurchase Program, during the three months ended March 31, 2023, we purchased 479,845 shares of our common stock for $311,174, or at an average price of $0.648 per share, which has been reflected as treasury stock on the accompanying unaudited consolidated balance sheet on March 31, 2023.

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1, 2023 – February 1, 2023	206,388	$0.625	206,388
February 1, 2023 – March 1, 2023	164,369	$0.703	164,369
March 1, 2023 – April 1, 2023	109,088	$0.612	109,088
Total	479,845	$0.648	479,845	$1,688,826

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description of Exhibits
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, is formatted in Inline XBRL

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DATCHAT, INC.

Dated: May 15, 2023	/s/ Darin Myman
Darin Myman
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 15, 2023	/s/ Brett Blumberg
Brett Blumberg
Chief Financial Officer
(Principal Financial and Accounting Officer)