Form 10-Q
period 2023-06-30
DatChat, Inc.
filed 2023-08-14
CIK 1648960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Registrant’s telephone number, including area code: (732) 374-3529

Securities registered pursuant to Section 12(b) of the Exchange Act:

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

As of August 10, 2023, 20,938,439 shares of common stock, par value $0.0001 per share, were outstanding.

DATCHAT, INC.

FORM 10-Q

June 30, 2023

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

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DATCHAT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,067,593	$1,732,956
Short-term investments, at fair value	8,338,948	11,007,997
Accounts receivable	107	384
Prepaid expenses	117,162	134,752

Total Current Assets	9,523,810	12,876,089

OTHER ASSETS:
Property and equipment, net	98,938	79,694
Digital currencies and other digital assets	-	23,381
Operating lease right-of-use asset, net	105,744	134,526

Total Other Assets	204,682	237,601

Total Assets	$9,728,492	$13,113,690

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$428,299	$404,600
Operating lease liability, current portion	75,168	67,338
Contract liabilities	105	186
Due to related party	-	1,315

Total Current Liabilities	503,572	473,439

LONG-TERM LIABILITIES:
Operating lease liability, less current portion	44,038	83,675

Total Long-Term Liabilities	44,038	83,675

Total Liabilities	547,610	557,114

Commitments and Contingencies (Note 8)

STOCKHOLDERS’ EQUITY:
Preferred stock ($0.0001 par value; 20,000,000 shares authorized)
Series A Preferred stock ($0.0001 Par Value;1 Share designated; none issued and outstanding on June 30, 2023 and December 31, 2022)	-	-
Common stock ($0.0001 par value; 180,000,000 shares authorized; 20,740,419 and 20,597,419 shares issued and outstanding on June 30, 2023 and December 31, 2022, respectively)	2,074	2,060
Common stock to be issued (1,389 shares on June 30, 2023 and December 31, 2022)	-	-
Additional paid-in capital	53,794,011	52,283,634
Treasury stock, at cost (669,441 shares on June 30, 2023)	(397,969)	-
Accumulated other comprehensive gain	198,328	-
Accumulated deficit	(44,415,562)	(39,729,118)

Total Stockholders’ Equity	9,180,882	12,556,576

Total Liabilities and Stockholders’ Equity	$9,728,492	$13,113,690

See accompanying notes to unaudited consolidated financial statements.

DATCHAT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

NET REVENUES	$172	$37,947	$326	$38,756

OPERATING EXPENSES:
Compensation and related expenses	1,380,038	1,701,211	2,929,730	3,375,941
Marketing and advertising expenses	46,599	142,402	160,402	580,644
Professional and consulting expenses	321,157	451,515	577,077	1,465,197
Research and development expense	337,458	-	684,032	-
General and administrative expenses	241,679	238,405	438,781	480,039
Impairment loss on digital currencies and other digital assets	-	84,180	23,381	84,180

Total operating expenses	2,326,931	2,617,713	4,813,403	5,986,001

LOSS FROM OPERATIONS	(2,326,759)	(2,579,766)	(4,813,077)	(5,947,245)

OTHER INCOME (EXPENSES):
Interest income	491	1,785	5,852	3,418
Gain on initial consolidation of variable interest entities	-	-	106,538	-
Foreign currency loss	(66)	-	(66)	-
Realized gain on short-term investments	39,104	-	61,981	-
Unrealized loss on short-term investments	-	(3,731)	(47,672)	(3,731)

Total other income (expenses), net	39,529	(1,946)	126,633	(313)

NET LOSS	$(2,287,230)	$(2,581,712)	$(4,686,444)	$(5,947,558)

COMPREHENSIVE LOSS:
Net loss	$(2,287,230)	$(2,581,712)	$(4,686,444)	$(5,947,558)

Other comprehensive gain:
Unrealized gain on short-term investments	112,535	-	197,570	-
Unrealized foreign currency translation gain	582	-	758	-

Comprehensive loss	$(2,174,113)	$(2,581,712)	$(4,488,116)	$(5,947,558)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.11)	$(0.13)	$(0.23)	$(0.30)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	20,740,419	19,608,408	20,689,065	19,602,944

See accompanying notes to unaudited consolidated financial statements.

DATCHAT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

			Common Stock		Additional			Accumulated other		Total
	Common Stock		to be Issued		Paid-in	Treasury Stock		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Gain	Deficit	Equity
Balance, December 31, 2022	20,597,169	$2,060	1,389	$-	$52,283,634	-	$-	$-	$(39,729,118)	$12,556,576

Accretion of stock based compensation in connection with stock option grants	-	-	-	-	603,278	-	-	-	-	603,278

Accretion of stock-based professional fees in connection with stock option grants and shares	-	-	-	-	21,900	-	-	-	-	21,900

Issuance of common stock for professional services	143,000	14	-	-	99,986	-	-	-	-	100,000

Purchase of treasury stock	-	-	-	-	-	479,845	(311,174)	-	-	(311,174)

Accumulated other comprehensive gain	-	-	-	-	-	-	-	132,883	-	132,883

Rounding	250	-	-	-	-	-	-	-	-	-

Net loss for the period	-	-	-	-	-	-	-	-	(2,399,214)	(2,399,214)

Balance, March 31, 2023	20,740,419	2,074	1,389	-	53,008,798	479,845	(311,174)	132,883	(42,128,332)	10,704,249

Accretion of stock based compensation in connection with stock option grants	-	-	-	-	752,155	-	-	-	-	752,155

Accretion of stock-based professional fees in connection with stock option grants	-	-	-	-	33,058	-	-	-	-	33,058

Purchase of treasury stock	-	-	-	-	-	189,596	(86,795)	-	-	(86,795)

Accumulated other comprehensive gain	-	-	-	-	-	-	-	65,445	-	65,445

Net loss for the period	-	-	-	-	-	-	-	-	(2,287,230)	(2,287,230)

Balance, June 30, 2023	20,740,419	$2,074	1,389	$-	$53,794,011	669,441	$(397,969)	$198,328	$(44,415,562)	$9,180,882

			Common Stock		Additional			Accumulated other		Total
	Common Stock		to be Issued		Paid-in	Treasury Stock		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Gain	Deficit	Equity

Balance, December 31, 2021	19,597,169	$1,960	1,389	$-	$47,672,600	-	$-	$-	$(27,590,546)	$20,084,014

Accretion of stock based compensation in connection with stock option grants	-	-	-	-	822,583	-	-	-	-	822,583

Accretion of stock-based professional fees in connection with stock option grants and shares	-	-	-	-	202,275	-	-	-	-	202,275

Net loss for the period	-	-	-	-	-	-	-	-	(3,365,846)	(3,365,846)

Balance, March 31, 2022	19,597,169	1,960	1,389	-	48,697,458	-	-	-	(30,956,392)	17,743,026

Accretion of stock based compensation in connection with stock option grants	-	-	-	-	772,197	-	-	-	-	772,197

Accretion of stock-based professional fees in connection with stock option grants and shares	-	-	-	-	35,284	-	-	-	-	35,284

Shares issued for asset acquisition	1,000,000	100	-	-	1,089,900	-	-	-	-	1,090,000

Net loss for the period	-	-	-	-	-	-	-	-	(2,581,712)	(2,581,712)

Balance, June 30, 2022	20,597,169	$2,060	1,389	$-	$50,594,839	-	$-	$-	$(33,538,104)	$17,058,795

See accompanying notes to unaudited consolidated financial statements.

DATCHAT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,686,444)	$(5,947,558)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,941	7,766
Amortization of right of use asset	28,782	23,699
Stock-based compensation	1,355,433	1,594,780
Stock-based professional fees	118,936	237,559
Gain from initial consolidation of variable interest entities	(106,538)	-
Impairment loss on digital assets	23,381	84,180
Non-cash digital currency and other digital assets fees	-	13,831
Non-cash revenue from sale of Venvuu NFT digital asset	-	(36,394)
Realized gain on short-term investments	(61,981)	-
Unrealized loss on short-term investments	47,672	3,731
Changes in operating assets and liabilities:
Accounts receivable	277	35
Accounts receivable - related party	42,000	-
Prepaid expenses	53,612	323,604
Accounts payable and accrued expenses	23,699	27,534
Contract liabilities	(81)	(1,539)
Operating lease liability	(31,807)	(25,433)

NET CASH USED IN OPERATING ACTIVITIES	(3,180,118)	(3,694,205)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of short-term investments	3,845,000	-
Purchase of short-term investments, net	(964,072)	(7,649,518)
Purchases of property and equipment	(32,185)	(25,593)
Increase in cash from consolidation of variable interest entities	64,538	-
Purchases of digital currencies and other digital assets	-	(233,245)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	2,913,281	(7,908,356)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on related party advances	-	(203)
Repayment of advances - related party	(1,315)	-
Purchase of treasury stock	(397,969)	-

NET CASH USED IN FINANCING ACTIVITIES	(399,284)	(203)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(666,121)	(11,602,764)

Effect of exchange rate changes on cash	758	-

CASH AND CASH EQUIVALENTS - beginning of period	1,732,956	20,199,735

CASH AND CASH EQUIVALENTS - end of period	$1,067,593	$8,596,971

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Digital currencies used to pay accounts payable	$-	$112,500
Common stock issued for future services	$100,000	$-
Issuance of common shares for intangible assets	$-	$1,090,000

See accompanying notes to unaudited consolidated financial statements.

DATCHAT, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023 AND 2022

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

On June 16, 2022, the Company formed a wholly owned subsidiary, SmarterVerse, Inc. (“SmarterVerse”), a company incorporated under the laws of the State of Nevada. On February 14, 2023, SmarterVerse, entered into a subscription agreement with Metabizz, LLC. In connection with the subscription agreement, SmarterVerse sold Metabizz, LLC 8,000,000 shares of its common stock for $800, which is 40% of the issued and outstanding common shares of SmarterVerse. Based on the Company’s analysis, on February 14, 2023, Metabizz, LLC was determined to be a variable interest entity (see below).

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

DATCHAT, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023 AND 2022

(Unaudited)

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

The Company’s consolidated balance sheets included the following assets and liabilities from its VIEs:

	June 30,	February 14,
	2023	2023
Cash	$40,235	$64,538
Due from DatChat	-	42,000
Property and equipment, net	30,808
Total assets	$71,043	$106,538

Due to DatChat (eliminates in consolidation)	$488,806	$-
Total liabilities	$488,806	$-

Liquidity

As reflected in the accompanying unaudited consolidated financial statements for the six months ended June 30, 2023, the Company incurred a net loss of $4,686,444 and used cash in operations of $3,180,118. As of June 30, 2023, the Company has an accumulated deficit of $44,415,562 and has generated minimal revenues since inception. As of June 30, 2023, the Company had working capital of $9,020,238, including cash of $1,067,593 and short-term investments of $8,338,948. These events served to mitigate the conditions that historically raised substantial doubt about the Company’s ability to continue as a going concern. The Company believes its cash and short-term investments will provide sufficient cash flows to meet its obligations for a minimum of twelve months from the date of this filing.

DATCHAT, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023 AND 2022

(Unaudited)

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

Cash and cash equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company’s account at this institution is insured by the FDIC up to $250,000. On June 30, 2023 and December 31, 2022, the Company had cash in excess of FDIC limits of approximately $776,088 and $1,406,033, respectively. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits. Any material loss that the Company may experience in the future could have an adverse effect on its ability to pay its operational expenses or make other payments and may require the Company to move its cash to other high quality financial institutions. Currently, the Company is reviewing its bank relationships in order to mitigate its risk to ensure that its exposure is limited or reduced to the FDIC protection limits.

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

The following table represents the Company’s fair value hierarchy of its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022.

	June 30, 2023			December 31, 2022
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Short-term investments	$8,338,948	$-	$-	$11,007,997	$-	$-

The Company’s short-term investments are level 1 measurements and are based on redemption value at each date.

Short-term investments

The Company’s portfolio of short-term investments consists of marketable debt securities which are comprised solely of highly rated U.S. government securities with maturities of more than three months, but less than one year. The Company classifies these as available-for-sale at purchase date and will reevaluate such designation at each period end date. The Company may sell these marketable debt securities prior to their stated maturities depending upon changing liquidity requirements. These debt securities are classified as current assets in the consolidated balance sheet and recorded at fair value, with unrealized gains or losses included in accumulated other comprehensive gain (loss) and as a component of the consolidated statements of comprehensive loss. Gains and losses are recognized when realized. Gains and losses are determined using the specific identification method and are reported in other income (expense), net in the consolidated statements of operations. Short-term investments are carried at fair value, which is based on quoted market prices for such securities, if available, or is estimated on the basis of quoted market prices of financial instruments with similar characteristics.

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

The Company recorded $197,570 of unrealized gain for the six months ended June 30, 2023. The Company did not recognize any gains or losses on short-term investments for the six months ended June 30, 2022.

DATCHAT, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023 AND 2022

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

The Company determines the fair value of its digital currencies and other digital assets on a nonrecurring basis in accordance with ASC 820, Fair Value Measurement, based on quoted prices on the active exchange(s) that it has determined is the principal market for Ethereum (Level 1 inputs) and other digital assets. The Company performs an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted prices on active exchanges, indicate that it is more likely than not that its digital assets are impaired. In determining if an impairment has occurred, the Company considers the lowest market price quoted on an active exchange since acquiring the respective digital asset. If the then current carrying value of a digital asset exceeds the fair value, an impairment loss has occurred with respect to those digital assets in the amount equal to the difference between their carrying values and the fair value. The impaired digital assets are written down to their fair value at the time of impairment and this new cost basis will not be adjusted upward for any subsequent increase in fair value. Gains are not recorded until realized upon sale, at which point they are presented net of any impairment losses for the same digital assets held. In determining the gain or loss to be recognized upon sale, the Company calculates the difference between the sales price and carrying value of the digital assets sold immediately prior to sale. Impairment losses and gains or losses on sales are recognized within operating expenses in the consolidated statements of operations. During the six months ended June 30, 2023, the Company recorded an impairment loss of $23,381, which consists of an impairment of virtual real estate.

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

Capitalized software costs

Costs incurred to develop internal-use software including Metaverse software development, are expensed as incurred during the preliminary project stage. Internal-use software development costs are capitalized during the application development stage, which is after: (i) the preliminary project stage is completed; and (ii) management authorizes and commits to funding the project and it is probable the project will be completed and used to perform the function intended. Capitalization ceases at the point the software project is substantially complete and ready for its intended use, and after all substantial testing is completed. Upgrades and enhancements are capitalized if it is probable that those expenditures will result in additional functionality. Amortization is provided for on a straight-line basis over the expected useful life of the internal-use software development costs and related upgrades and enhancements. When existing software is replaced with new software, the unamortized costs of the old software are expensed when the new software is ready for its intended use. Software development costs incurred during the six months ended June 30, 2023 and 2022 were expensed since the Metaverse software development project is in the preliminary project stage. Such costs are included in research and development costs on the accompanying unaudited consolidated statement of operations and were incurred with Metabizz (see Note 6).

DATCHAT, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023 AND 2022

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

The Company tracks its revenue by product. The following table summarizes revenue by product for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Subscription revenues	$172	$1,553	$326	$2,362
NFT revenues	-	36,394	-	36,394
Total	$172	$37,947	$326	$38,756

DATCHAT, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023 AND 2022

(Unaudited)

Research and Development

Research and development costs incurred in the development of the Company’s products are expensed as incurred and include costs such as outside development costs, salaries and other allocated costs incurred. During the three and six months ended June 30, 2023, research and development costs incurred in the development of the Company’s software products were $337,458 and $684,032, respectively, and are included in research and development expense on the accompanying unaudited consolidated statements of operations. The Company did not incur research and development costs during the 2022 period.

Advertising Costs

The Company applies ASC 720 “Other Expenses” to account for advertising related costs. Pursuant to ASC 720-35-25-1, the Company expenses the advertising costs as they are incurred. Advertising costs were $160,402 and $580,644 for the six months ended June 30, 2023 and 2022, respectively, and are included in marketing and advertising expenses on the unaudited consolidated statements of operations.

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

DATCHAT, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023 AND 2022

(Unaudited)

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

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. Except for Metabizz SAS, the functional currency of the Company is the U.S. dollar. The functional currency of the Company’s VIE, MetaBizz SAS is the Columbian Peso (“COP”). For MetaBizz SAS, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. The cumulative translation adjustment and effect of exchange rate changes on cash for the six months ended June 30, 2023 was $758. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency included in the results of operations as incurred.

For MetaBizz SAS, located in located in Columbia, asset and liability accounts on June 30, 2023 were translated at 0.000240 COP to $1.00, which was the exchange rate on the balance sheet date, and results of operations and cash flows are translated at the average exchange rates during the period of 0.00021927 COP to $1.00.

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

	June 30,
	2023	2022
Common stock equivalents:
Common stock warrants	673,841	736,341
Common stock options	1,587,950	1,289,200
Total	2,261,791	2,025,541

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on its financial statements.

DATCHAT, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023 AND 2022

(Unaudited)

NOTE 2 – SHORT-TERM INVESTMENTS

On June 30, 2023 and December 31, 2022, the Company’s short-term investments consisted of the following:

	June 30, 2023			December 31, 2022
	Cost	Unrealized Gain	Fair Value	Cost	Unrealized Loss	Fair Value
US Treasury bills	$8,141,378	$197,570	$8,338,948	$10,715,325	$48,226	$10,763,551
Certificates of deposit	-	-	-	245,000	(554)	244,446

Total short-term investments	$8,141,378	$197,570	$8,338,948	$10,960,325	$47,672	$11,007,997

Short-term investments mature between July 2023 and November 2023.

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

In January 2019, the Company renewed and extended the term of its lease facility for another three-year period from January 2019 to December 2021 starting with a monthly base rent of $2,567 plus a pro rata share of operating expenses beginning January 2019. The base rent was subject to annual increases beginning the 2nd and 3rd lease year as defined in the lease agreement. In addition to the monthly base rent, the Company is charged separately for common area maintenance which is considered a non-lease component. These non-lease component payments are expensed as incurred and are not included in operating lease assets or liabilities. On August 27, 2021, the Company entered into an amendment agreement with the same landlord to modify the facility lease to relocate and increase the square footage of the lease premises. The term of the lease commenced on October 1, 2021 and will expire on December 31, 2024 with a new monthly base rent of $7,156 plus a pro rata share of operating expenses beginning January 2022. The base rent will be subject to 3% annual increases beginning in the 2nd and 3rd lease year as defined in the amended lease agreement. For the six months ended June 30, 2023 and 2022, rent expense amounted $45,477 and $45,531, respectively, and was included in general and administrative expenses.

On August 27, 2021, upon the execution of the amendment agreement, the Company recorded right-of-use assets and operating lease liabilities of $198,898. The remaining lease term for the operating lease is 21 months and the incremental borrowing rate is 18.0% (based on historical borrowing rates).

DATCHAT, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023 AND 2022

(Unaudited)

Right-of- use assets are summarized below:

	June 30, 2023	December 31, 2022
Office lease	$198,898	$198,898
Less accumulated amortization	(93,154)	(64,372)
Right-of-use asset, net	$105,744	$134,526

Operating Lease liabilities are summarized below:

	June 30, 2023	December 31, 2022
Office lease	$198,898	$198,898
Reduction of lease liability	(79,692)	(47,885)
Total lease liability	119,206	151,013
Less: current portion	75,168	67,338
Long term portion of lease liability	$44,038	$83,675

Minimum lease payments under the non-cancelable operating lease on June 30, 2023 are as follows:

For the year ended June 30:
2024	$90,674
2025	46,393
Total	137,067
Less: present value discount	(17,861)
Total operating lease liability	$119,206

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

DATCHAT, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023 AND 2022

(Unaudited)

NOTE 6 – RELATED PARTY TRANSACTIONS

Due to Related Party

The Company’s officer, Mr. Darin Myman, from time to time, provides advances to the Company for working capital purposes. On June 30, 2023 and December 31, 2022, the Company had a payable to the officer of $0 and $1,315, respectively, which is presented as due to related party on the consolidated balance sheets. These advances are short-term in nature and non-interest bearing. During the six months ended June 30, 2023, the Company repaid $1,315.

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

Preferred Stock

In August 2016, the Company designated one share of Series A Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), which has a stated value equal to $1.00 as may be adjusted for any stock dividends, combinations or splits. Each one (1) share of the Series A Preferred Stock shall have voting rights equal to (x) the total issued and outstanding Common Stock eligible to vote at the time of the respective vote divided by (y) forty-nine one hundredths (0.49) minus (z) the total issued and outstanding Common Stock eligible to vote at the time of the respective vote. The Series A Preferred Stock does not convert into securities of the Company. The Series A Preferred Stock does not contain any redemption provision. In the event of liquidation of the Company, the holder of Series A Preferred shall not have any priority or preferences with respect to any distribution of any assets of the Company and shall be entitled to receive equally with the holders of the Company’s common stock. As of June 30, 2023 and December 31, 2022, there were no Series A Preferred Stock outstanding.

Common Stock

2023 Stock Repurchase Plan

On January 6, 2023, the Board of Directors of the Company approved a stock repurchase program authorizing the purchase of up to $2 million of the Company’s common stock (the “2023 Stock Repurchase Program”). In connection with the 2023 Stock Repurchase Program, during the six months ended June 30, 2023, the Company purchased 669,441 shares of its common stock for $397,969, or at an average price of $0.594 per share, which has been reflected as treasury stock on the accompanying unaudited consolidated balance sheet on June 30, 2023.

DATCHAT, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023 AND 2022

(Unaudited)

Common Stock Issued for Professional Services

In February 2021, the Company entered into a one-year Advisory Board Agreement with an individual who will act as an advisor to the Company’s Board. In accordance with this agreement the Company issued 100,000 shares of its common stock as consideration for the services provided. The Company valued these common shares at a fair value of $400,000 or $4.00 per common share based on sales of common stock in the recent private placement. During the six months ended June 30, 2022, the Company recorded stock-based consulting fees of $50,000, which was included in professional and consulting expenses in the accompanying unaudited statements of operations.

On March 6, 2023, the Company entered into a six-month consulting agreement with an entity for investor relations services. In connection with this consulting agreement, the Company issued 143,000 restricted common shares of the Company to the consultant. These shares vest immediately. These shares were valued at $100,000, or $0.70 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. In connection with this consulting agreement, during the six months ended June 30, 2023, the Company recorded stock-based professional fees of $63,978 and on June 30, 2023, the Company recorded prepaid expenses of $36,022 which will be amortized into stock-based professional fees over the remaining term of the agreement.

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

The 2022 stock option grants were valued at the respective grant dates using a Black-Scholes option pricing model using the assumptions discussed below. In connection with the stock option grants, the Company valued these stock options at a fair value of $751,681 and will record stock-based compensation expense over the vesting period. Upon cancellation of unvested stock options, the fair value of these cancelled options will be reversed.

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

The 2023 stock option grants were valued at the respective grant dates using a Black-Scholes option pricing model using the assumptions discussed below. In connection with the stock option grants, the Company valued these stock options at a fair value of $154,542, or $0.5329 per option. and will record stock-based compensation expense over the vesting period. Upon cancellation of unvested stock options, the fair value of these cancelled options will be reversed.

DATCHAT, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023 AND 2022

(Unaudited)

During the six months ended June 30, 2023, certain employees and consultants were terminated. Accordingly, 306,250 unvested options were forfeited and $133,190 of previously recognized stock-based compensation and $25,525 of previously recognized stock-based professional fees was reversed.

During the six months ended June 30, 2023, accretion of stock-based expense related to stock options, which is net of the reversal of previously recognized stock-based expense due to forfeiture, amounted to $1,410,391 of which $1,355,433 was recorded in compensation and related expenses and $54,958 was recorded in professional and consulting expenses as reflected in the unaudited consolidated statements of operations. During the six months ended June 30, 2022, the Company recognized total stock-based expenses related to stock options of $1,782,339 of which $1,594,780 was recorded in compensation and related expenses and $187,559 was recorded in professional and consulting expenses as reflected in the unaudited condensed statements of operations. As of June 30, 2023, a balance of $771,922 remains to be expensed over future vesting periods related to unvested stock options issued for services to be expensed over a weighted average period of 0.70 years.

During the six months ended June 30, 2023 and 2022, the stock options were valued at the grant date using a Black-Scholes option pricing model with the following assumptions. The simplified method was used for the expected option term and expected volatility was based on historical volatility:

	2023	2022
Dividend rate	—%	—%
Term (in years)	3 years	2 to 3 years
Volatility	168.0%	155.8% to 160.0%
Risk—free interest rate	3.96%	1.53% to 2.93%

The following is a summary of the Company’s stock option activity for the six months ended June 30, 2023 as presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance on December 31, 2022	1,604,200	$10.99	3.91
Granted	290,000	1.25	-
Cancelled	(306,250)	(4.36)	-
Balance on June 30, 2023	1,587,950	$10.73	3.52
Options exercisable on June 30, 2023	985,200	$12.52	3.27
Options expected to vest	602,750	$7.81
Weighted average fair value of options granted during the year		$0.53

On June 30, 2023, the aggregate intrinsic value of options outstanding was $0.

DATCHAT, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023 AND 2022

(Unaudited)

Common Stock Warrants

A summary of the Company’s outstanding stock warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance on December 31, 2022	673,841	$4.98	3.65
Granted	-	-	-
Balance on June 30, 2023	673,841	4.98	3.15
Warrants exercisable on June 30, 2023	673,841	$4.98	3.15

On June 30, 2023, the aggregate intrinsic value of warrants outstanding was $0.

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

DATCHAT, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023 AND 2022

(Unaudited)

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

DATCHAT, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023 AND 2022

(Unaudited)

NOTE 9 – SUBSEQUENT EVENTS

Series B Preferred Stock

On August 4, 2023, the Board filed the Certificate of Designation of Preferences (“COD”), Rights and Limitations of Series B Preferred Stock (the “Series B COD”) with the Secretary of State of the State of Nevada designating 2,000,000 shares of preferred stock as Series B (the “Series B Preferred”). The outstanding shares of Series B Preferred Stock shall have 10 votes per share, and shall vote together with the outstanding shares of the Company’s common stock as a single class exclusively with respect to the Authorized Stock Increase (as defined in the Series B COD) and shall not be entitled to vote on any other matter. The shares of Series B Preferred Stock shall be voted, without action by the holder, on the Authorized Stock Increase in the same proportion as shares of Common Stock are voted (excluding any shares of Common Stock that are not voted) on the Authorized Stock Increase. The Series B Preferred shall not have the right to vote and/or consent on any matter other than an Authorized Stock Increase Proposal. The Series B Preferred Stock shall not be entitled to participate in any distribution of assets or rights upon any liquidation, dissolution or winding up of the Company, shall not be convertible into Common Stock or any other security of the Company, and shall not be entitled to any dividends or distributions.

The outstanding shares of Series B preferred shall be redeemed in whole, but not in part (i) if such redemption is ordered by the board of directors, or (ii) automatically and effective immediately after the effectiveness of the Authorized Stock increase. The aggregate consideration payable for the outstanding Series B Preferred redeemed in the redemption shall be $10 in cash (the “Redemption Price”).

From and after the time at which the shares of Series B Preferred Stock is called for Redemption (whether automatically or otherwise) in accordance with Series B COD, such shares of Series B Preferred Stock shall cease to be outstanding, and the only right of the former holder of such shares of Series B Preferred Stock, as such, will be to receive the applicable Redemption Price. The shares of Series B Preferred Stock redeemed by the Company pursuant to the Series B COD shall be automatically retired and restored to the status of an authorized but unissued share of Preferred Stock, effective immediately after such Redemption.

On August, 2023, the Company issued 2,000,000 Series B preferred for aggregate cash of $1,000.

Shares Issued for Services

On July 25, 2023, the Company issued 198,020 of its common shares pursuant to a one-year consulting agreement. These shares were valued at $100,000, or a per share price of $0.505, based on the quoted closing price of the Company’s common stock on the measurement date. In connection with these shares, the Company shall record stock-based professional fees of $100,000 over the term of the agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q. All amounts in this report are in U.S. dollars, unless otherwise noted.

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

In addition, we plan to offer users the ability to have their own pets in the Habytat, which they will need to care for and can train to follow basic obedience commands. Finally, as described below, we plan to integrate our VenVūū, platform and VenVūū, dynamic NFTs (collectively, “VenVūū”) into The Habytat, and that such integration will enable us and users to generate advertising-based revenues in The Habytat.

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

Use of estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the consolidated financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates include assumptions used in assessing impairment of long-term assets, the valuation of intangible assets, the valuation of digital currencies and other digital assets, the valuation of lease liabilities and related right of use assets, the valuation of deferred tax assets, and the fair value of non-cash equity transactions.

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

Based on our analysis, on February 14, 2023, Metabizz, LLC, a Florida corporation and Metabizz SAS a company incorporated under the laws of Columbia (collectively “Metabizz”) were determined to be VIE entities in accordance with ASC 810-10-25-22 because the equity owners in Metabizz do not have the characteristics of a controlling financial interest and the initial equity investments in these entities may be or are insufficient to meet or sustain its operations without additional subordinated financial support from us. The equity owners of Metabizz have only a nominal equity investment at risk, and we absorb or receive a majority of the entity’s expected losses or benefits. We participate significantly in the design of Metabizz. We have provided working capital advances to Metabizz to allow Metabizz to fund its day to day obligations. Substantially all of the activities of MetaBizz are conducted for our benefit, as evidenced by the fact that the operations of Metabizz consists of development of software and technologies to be used by SmarterVerse and we provide working capital to Metabizz to pay employees and independent contractors to perform the development services on our behalf. Repayment of the working capital advances is not guaranteed by the equity owner of Metabizz. Creditors of Metabizz do not have recourse to our general credit. Accordingly, we are required to consolidate the assets, liabilities, revenues and expenses of Metabizz. Additionally, the managing partner of Metabizz is also the Chief Innovation Officer of SmarterVerse.

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

We determine the fair value of its digital currencies and other digital assets on a nonrecurring basis in accordance with ASC 820, Fair Value Measurement, based on quoted prices on the active exchange(s) that it has determined is the principal market for Ethereum (Level 1 inputs) and other digital assets. We perform an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted prices on active exchanges, indicate that it is more likely than not that its digital assets are impaired. In determining if an impairment has occurred, we consider the lowest market price quoted on an active exchange since acquiring the respective digital asset. If the then current carrying value of a digital asset exceeds the fair value, an impairment loss has occurred with respect to those digital assets in the amount equal to the difference between their carrying values and the fair value. The impaired digital assets are written down to their fair value at the time of impairment and this new cost basis will not be adjusted upward for any subsequent increase in fair value. Gains are not recorded until realized upon sale, at which point they are presented net of any impairment losses for the same digital assets held. In determining the gain or loss to be recognized upon sale, we calculate the difference between the sales price and carrying value of the digital assets sold immediately prior to sale. Impairment losses and gains or losses on sales are recognized within operating expenses in the consolidated statements of operations. During the six months ended June 30, 2023, we recorded an impairment loss of $23,381.

Capitalized software costs

Costs incurred to develop internal-use software including Metaverse software development, are expensed as incurred during the preliminary project stage. Internal-use software development costs are capitalized during the application development stage, which is after: (i) the preliminary project stage is completed; and (ii) management authorizes and commits to funding the project and it is probable the project will be completed and used to perform the function intended. Capitalization ceases at the point the software project is substantially complete and ready for its intended use, and after all substantial testing is completed. Upgrades and enhancements are capitalized if it is probable that those expenditures will result in additional functionality. Amortization is provided for on a straight-line basis over the expected useful life of the internal-use software development costs and related upgrades and enhancements. When existing software is replaced with new software, the unamortized costs of the old software are expensed when the new software is ready for its intended use. Through June 30, 2023, software development costs incurred were expensed since the Metaverse software development project is in the preliminary project stage. Such costs are included in research and development costs on the accompanying consolidated statement of operations.

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

Recently Issued Accounting Pronouncements

Refer to the notes to the unaudited consolidated financial statements.

Results of Operations

Revenue

During the three and six months ended June 30, 2023, we generated revenue in the amount of $172 and $326, respectively, from subscriptions. For the three and six months ended June 30, 2022, we generated revenue in the amount of $37,947 and $38,756, respectively. For the three months ended June 30, 2022, revenue consisted of revenue from subscriptions of $1,553 and revenue from the sale of our Venvuu NFT of $36,394. For the six months ended June 30, 2022, revenue consisted of revenue from subscriptions of $2,362 and revenue from the sale of our Venvuu NFT of $36,394.

Operating Expenses

For the three months ended June 30, 2023, operating expenses amounted to $2,326,931 as compared to $2,617,713 for the three months ended June 30 2022, a decrease of $290,782, or 11.1%. For the six months ended June 30, 2023, operating expenses amounted to $4,813,403 as compared to $5,986,001 for the six months ended June 30, 2022, a decrease of $1,172,598, or 19.6%.

For the three and six months ended June 30 2023 and 2022, operating expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Compensation and related expenses	$1,380,038	$1,701,211	$2,929,730	$3,375,941
Marketing and advertising expenses	46,599	142,402	160,402	580,644
Professional and consulting expenses	321,157	451,515	577,077	1,465,197
Research and development	337,458	-	684,032	-
General and administrative expenses	241,679	238,405	438,781	480,039
Impairment loss on digital currencies and other digital assets	-	84,180	23,381	84,180
Total	$2,326,931	$2,617,713	$4,813,403	$5,986,001

Compensation and related expenses

Compensation and related expenses include salaries, stock-based compensation, health insurance and other benefits.

During the three months ended June 30, 2023 and 2022, compensation and related expenses amounted to $1,380,038 and $1,701,211, respectively, a decrease of $321,173, or 18.9%. The decrease was attributable to a decrease in other compensation expense of $503,406, offset by an increase in stock-based compensation of $182,233.

During the six months ended June 30, 2023 and 2022, compensation and related expenses amounted to $2,929,730 and $3,375,941, respectively, a decrease of $446,211, or 13.2%. The decrease was attributable to a decrease in stock-based compensation of $239,347 and a decrease in other compensation and other related expenses of $206,864.

Marketing and advertising expenses

During the three months ended June 30, 2023 and 2022, marketing and advertising expenses amounted to $46,599 and $142,402, respectively, a decrease of $95,803, or 67.3% During the six months ended June 30, 2023 and 2022, marketing and advertising expenses amounted to $160,402 and $580,644, respectively, a decrease of $420,242, or 72.4%. These decrease are primarily due to a decrease in promotions, branding and digital marketing strategies and social media ads.

Professional and consulting expenses

During the three months ended June 30, 2023 and 2022, we reported professional and consulting expenses of $321,157 and $451,515, respectively, a decrease of $130,358, or 28.9%. The decrease is attributable to a decrease in legal fees of $165,108, offset by an increase in consulting fees of $26,794 and an increase in other professional fees of $7,956.

During the six months ended June 30, 2023 and 2022, we reported professional and consulting expenses of $577,077 and $1,465,197, respectively, a decrease of $888,120, or 60.6%. The decrease is attributable to a decrease in consulting fees of $128,965, a decrease in investor relations fees of $291,329, a decrease in legal fees of $170,670, and a decrease in recruiting fees of $322,000, offset be an increase in other professional fees of $24,844. During the six months ended June 30, 2023, due to the termination of certain consultants, we reversed previously recorded stock-based option expense on unvested stock options that were forfeited of $20,701, which is included in the decrease in overall consulting expense.

Research and development costs

During the three and six months ended June 30, 2023, we incurred $337,458 and $684,032 in research and development costs in connection with the development of our Metaverse software development project, including the development of The Habytat and Venvuu which are in the preliminary stage. We did not incur any research and development costs in the 2022 period.

General and administrative expenses

During the three months ended June 30, 2023 and 2022, general and administrative expenses amounted to $241,679 and $238,405, an increase of $3,274, or 1.4%. During the six months ended June 30, 2023 and 2022, general and administrative expenses amounted to $438,781 and $480,039, a decrease of $41,258, or 8.6%. The six month decrease is primarily attributable to a decrease in conference fees and a decrease in other general and administrative expenses, offset by an increase in travel expense.

Impairment loss on digital currencies and other digital assets

During the three months ended June 30, 2023 and 2022, operating expenses included an impairment charge related to the write down of digital assets of $0 and $84,180, respectively. During the six months ended June 30, 2023 and 2022, operating expenses included an impairment charge related to the write down of digital assets of $23,381 and $84,180, respectively.

Loss from Operations

During the three months ended June 30, 2023, loss from operation amounted to $2,326,759 as compared to $2,579,766 during the three months ended June 30, 2022, a decrease of $253,007, or 9.8%. During the six months ended June 30, 2023, loss from operation amounted to $4,813,077 as compared to $5,947,245 during the six months ended June 30, 2022, a decrease of $1,134,168, or 19.1%.

Other Income (Expense)

Other income (expenses) primarily consisted of interest income, gain on initial consolidation of variable interest entities, and realized gain on short-term investments and unrealized gains or losses on short-term investments. During the three months ended June 30, 2023 and 2022, we reported other income (expenses) of $39,529 and $(1,946), respectively. During the six months ended June 30, 2023 and 2022, we reported other income (expenses) of $126,633 and $(313), respectively. During the six months ended June 30, 2023, other income primarily consisted of interest income of $5,852, gain on initial consolidation of variable interest entities of $106,538, a realized gain on short-term investments of $61,981, and an unrealized loss on short-term investments of $47,672. During the six months ended June 30, 2022, other income consisted of interest income of $3,418 and an unrealized loss on short-term investments of $3,731.

Net Loss

Due to the foregoing reasons, during the three months ended June 30, 2023 and 2022, our net loss was $2,287,230, or ($0.11) per common share (basic and diluted) and $2,581,712, or ($0.13) per common share (basic and diluted), respectively, a decrease of $294,482, or 11.4%. During the six months ended June 30, 2023 and 2022, our net loss was $4,686,444, or ($0.23) per common share (basic and diluted) and $5,947,558, or ($0.30) per common share (basic and diluted), respectively, a decrease of $1,261,114, or 21.2%.

Liquidity, Capital Resources and Plan of Operations

As of June 30, 2023, we had cash and cash equivalents of $1,067,593 and short-term investments of $8,338,948. Short-term investments include U.S. Treasury bills that are all highly rated and have initial maturities between four and twelve months.

We were incorporated on December 4, 2014 and have generated minimal revenues to date. For the six months ended June 30, 2023, we had a net loss of $4,686,444. In addition, we used cash in operations of $3,180,118 for the six months ended June 30, 2023. We have an accumulated deficit of $44,415,562 on June 30, 2023 and have generated minimal revenues since inception. During the year ended December 31, 2022 and during the six months ended June 30, 2023, we did not receive net proceeds from the sale of our securities and no gross proceeds from the exercise of our Series A warrants. These events served to mitigate the conditions that historically raised substantial doubt about our ability to continue as a going concern.

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

Cash Flow Activities for the Six Months ended June 30, 2023 and 2022

Cash Flows from Operating Activities

Net cash used in operating activities totaled $3,180,118 and $3,694,205 for the six months ended June 30, 2023, and 2022, respectively, a decrease of $514,087.

Net cash flow used in operating activities for the six months ended June 30, 2023 primarily reflected a net loss of $4,686,444 adjusted for the add-back (reduction) of non-cash items consisting of depreciation of $12,941, amortization of right of use assets of $28,782, accretion of stock-based stock option and common stock expense of $1,474,369, a non-cash gain from initial consolidation of variable interest entities of $(106,568), impairment loss on digital assets of $23,381, and net unrealized and realized gain on short-term investments of $14,309, offset by changes in operating assets and liabilities primarily consisting of a decrease in accounts receivable – related party of $42,000, a decrease in prepaid expenses of $53,612, an increase in accounts payable and accrued expenses of $23,699, and a decrease in operating lease liabilities of $31,807.

Net cash flow used in operating activities for the six months ended June 30, 2022 primarily reflected a net loss of $5,947,558 adjusted for the add-back of non-cash items consisting of depreciation of $7,766, the accretion of stock-based stock option and common stock expense of $1,832,339, unrealized loss of short-term investments, and an impairment loss on digital currencies and other digital assets of $84,180, offset by changes in operating assets and liabilities primarily consisting of a decrease in prepaid expenses of $323,604 and an increase in accounts payable of $27,534.

Cash Flows from Investing Activities

Net cash provided by (used in) investing activities amounted to $2,913,281 and $(7,908,356) for the six months ended June 30, 2023, and 2022, respectively.

During the six months ended June 30, 2023, we purchased short-term investments of $964,072 and received gross proceeds from the sale of short-term investments of $3,845,000. Additionally, we received $64,538 in cash upon initial consolidation of variable interest entities and purchased property and equipment of $32,185.

During the six months ended June 30, 2022, we purchased property and equipment of $25,593, purchased digital currencies and other digital assets of $233,245, and purchased short-term investments of $7,649,518.

Cash Flows from Financing Activities

Net cash used in financing activities totaled approximately $399,284 and $203 for the six months ended June 30, 2023, and 2022, respectively.

During the six months ended June 30, 2023, we repaid related party advances of $1,315 and we used cash of $397,969 to purchase treasury stock.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of June 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that our disclosure controls and procedures were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

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

As of June 30, 2023, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework - 2013. Based on this assessment, our management concluded that, as of June 30, 2023, our internal control over financial reporting was not effective because it identified a material weakness. A material weakness is a significant deficiency or a combination of significant deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

On January 6, 2023,our Board of Directors approved a stock repurchase program authorizing the purchase of up to $2 million of our common stock (the “2023 Stock Repurchase Program”). During the three months ended June 30, 2023, we purchased 189,596 shares of our common stock for $86,795, or at an average price of $0.458 per share. These treasury shares have been reflected as treasury stock on the accompanying unaudited consolidated balance sheet for the quarterly period ended on June 30, 2023.

The following is a summary of our common stock repurchases during the quarterly period ended June 30, 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number (or approximate dollar value) of shares that may yet be purchased under the program
Month #1 (April 1, 2023 – April 30, 2023)	65,207	0.554	65,207
Month #2 (May 1, 2023 – May 31, 2023)	115,627	0.407	115,627
Month #3 (June 1, 2023 – June 30, 2023)	8,762	0.413	8,762
Total	189,569	$0.458	189,596	$1,602,031

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description of Exhibits
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, is formatted in Inline XBRL

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DATCHAT, INC.

Dated: August 14, 2023	/s/ Darin Myman
Darin Myman
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: August 14, 2023	/s/ Brett Blumberg
Brett Blumberg
Chief Financial Officer
(Principal Financial and Accounting Officer)