Form 10-Q
period 2023-09-30
DatChat, Inc.
filed 2023-11-13
CIK 1648960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 9, 2023, there were 2,103,321 shares of common stock, par value $0.0001 per share, issued and outstanding.

DATCHAT, INC.

FORM 10-Q

September 30, 2023

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

Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed throughout our Annual Report on Form 10-K as filed with the SEC on March 31, 2023. Some of the risks, uncertainties and assumptions that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, but are not limited to:

●	our business strategies;

●	the timing of regulatory submissions;

●	our ability to obtain and maintain regulatory approval of our existing product candidates and any other product candidates we may develop, and the labeling under any approval we may obtain;

●	risks relating to the timing and costs of clinical trials and the timing and costs of other expenses;

●	risks related to market acceptance of products;

●	intellectual property risks;

●	risks associated to our reliance on third party organizations;

●	our competitive position;

●	our industry environment;

●	our anticipated financial and operating results, including anticipated sources of revenues;

●	assumptions regarding the size of the available market, benefits of our products, product pricing and timing of product launches;

●	management’s expectation with respect to future acquisitions;

●	statements regarding our goals, intentions, plans and expectations, including the introduction of new products and markets;

●	general business and economic conditions, such as inflationary pressures, geopolitical conditions including, but not limited to, the conflict between Russia and the Ukraine, the conflict between Israel and Gaza, and the effects and duration of outbreaks of public health emergencies, such as COVID-19; and

●	our cash needs and financing plans.

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

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DATCHAT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$672,086	$1,732,956
Short-term investments, at fair value	6,826,759	11,007,997
Accounts receivable	142	384
Prepaid expenses	277,928	134,752

Total Current Assets	7,776,915	12,876,089

OTHER ASSETS:
Property and equipment, net	108,492	79,694
Digital currencies and other digital assets	-	23,381
Operating lease right-of-use asset, net	90,254	134,526

Total Other Assets	198,746	237,601

Total Assets	$7,975,661	$13,113,690

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$390,317	$404,600
Operating lease liability, current portion	79,354	67,338
Contract liabilities	78	186
Due to related party	-	1,315

Total Current Liabilities	469,749	473,439

LONG-TERM LIABILITIES:
Operating lease liability, less current portion	22,851	83,675

Total Long-Term Liabilities	22,851	83,675

Total Liabilities	492,600	557,114

Commitments and Contingencies (Note 8)

STOCKHOLDERS’ EQUITY:
Preferred stock ($0.0001 par value; 20,000,000 shares authorized)
Series A Preferred stock ($0.0001 Par Value;1 Share designated; none issued and outstanding on September 30, 2023 and December 31, 2022)	-	-
Series B Preferred stock ($0.0001 Par Value; 2,000,000 Share designated; 2,000,000 and none issued and outstanding on September 30, 2023 and December 31, 2022, respectively)	200	-
Common stock ($0.0001 par value; 18,000,000 shares authorized; 2,094,285 and 2,059,717 shares issued and outstanding on September 30, 2023 and December 31, 2022, respectively)	209	206
Common stock to be issued (139 shares on September 30, 2023 and December 31, 2022)	-	-
Additional paid-in capital	54,551,840	52,285,488
Treasury stock, at cost (66,944 shares on September 30, 2023)	(397,969)	-
Accumulated other comprehensive gain	108,923	-
Accumulated deficit	(46,780,142)	(39,729,118)

Total Stockholders’ Equity	7,483,061	12,556,576

Total Liabilities and Stockholders’ Equity	$7,975,661	$13,113,690

See accompanying notes to unaudited consolidated financial statements.

DATCHAT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
NET REVENUES	$175	$3,540	$501	$42,296

OPERATING EXPENSES:
Compensation and related expenses	1,247,302	1,639,886	4,177,032	5,015,827
Marketing and advertising expenses	219,008	65,181	379,410	645,825
Professional and consulting expenses	483,319	482,338	1,060,396	1,947,535
Research and development expense	380,017	258,957	1,064,049	258,957
General and administrative expenses	212,680	232,064	651,461	712,103
Impairment loss on digital currencies and other digital assets	-	7,024	23,381	91,204

Total operating expenses	2,542,326	2,685,450	7,355,729	8,671,451

LOSS FROM OPERATIONS	(2,542,151)	(2,681,910)	(7,355,228)	(8,629,155)

OTHER INCOME (EXPENSES):
Interest income, net	206	4,659	6,058	8,077
Gain on initial consolidation of variable interest entities	-	-	106,538	-
Foreign currency loss	(36)	-	(102)	-
Realized gain on short-term investments	177,401	9,702	239,382	9,702
Unrealized gain (loss) on short-term investments	-	10,844	(47,672)	7,113

Total other income (expenses), net	177,571	25,205	304,204	24,892

NET LOSS	$(2,364,580)	$(2,656,705)	$(7,051,024)	$(8,604,263)

COMPREHENSIVE LOSS:
Net loss	$(2,364,580)	$(2,656,705)	$(7,051,024)	$(8,604,263)

Other comprehensive (loss) gain:
Unrealized (loss) gain on short-term investments	(88,681)	-	108,889	-
Unrealized foreign currency translation (loss) gain	(724)	-	34	-

Comprehensive loss	$(2,453,985)	$(2,656,705)	$(6,942,101)	$(8,604,263)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(1.13)	$(1.29)	$(3.40)	$(4.32)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	2,088,516	2,059,742	2,075,515	1,993,808

See accompanying notes to unaudited consolidated financial statements.

DATCHAT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

	Series B Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid-in	Treasury Stock		Accumulated other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Gain	Deficit	Equity
Balance, December 31, 2022	-	$-	2,059,717	$206	139	$-	$52,285,488	-	$-	$-	$(39,729,118)	$12,556,576

Accretion of stock based compensation in connection with stock option grants	-	-	-	-	-	-	603,278	-	-	-	-	603,278

Accretion of stock-based professional fees in connection with stock option grants and shares	-	-	-	-	-	-	21,900	-	-	-	-	21,900

Issuance of common stock for professional services	-	-	14,300	1	-	-	99,999	-	-	-	-	100,000

Purchase of treasury stock	-	-	-	-	-	-	-	47,985	(311,174)	-	-	(311,174)

Accumulated other comprehensive gain	-	-	-	-	-	-	-	-	-	132,883	-	132,883

Rounding	-	-	25	-	-	-	-	-	-	-	-	-

Net loss for the period	-	-	-	-	-	-	-	-	-	-	(2,399,214)	(2,399,214)

Balance, March 31, 2023	-	-	2,074,042	207	139	-	53,010,665	47,985	(311,174)	132,883	(42,128,332)	10,704,249

Accretion of stock based compensation in connection with stock option grants	-	-	-	-	-	-	752,155	-	-	-	-	752,155

Accretion of stock-based professional fees in connection with stock option grants	-	-	-	-	-	-	33,058	-	-	-	-	33,058

Purchase of treasury stock	-	-	-	-	-	-	-	18,959	(86,795)	-	-	(86,795)

Accumulated other comprehensive gain	-	-	-	-	-	-	-	-	-	65,445	-	65,445

Net loss for the period	-	-	-	-	-	-	-	-	-	-	(2,287,230)	(2,287,230)

Balance, June 30, 2023	-	-	2,074,042	207	139	-	53,795,878	66,944	(397,969)	198,328	(44,415,562)	9,180,882

Issuance of common stock for professional services	-	-	19,802	2	-	-	99,998	-	-	-	-	100,000

Accretion of stock based compensation in connection with stock option grants	-	-	-	-	-	-	624,361	-	-	-	-	624,361

Accretion of stock-based professional fees in connection with stock option grants	-	-	-	-	-	-	30,803	-	-	-	-	30,803

Sale of Series B preferred stock	2,000,000	200	-	-	-	-	800	-	-	-	-	1,000

Accumulated other comprehensive loss	-	-	-	-	-	-	-	-	-	(89,405)	-	(89,405)

Rounding for reverse split	-	-	441	-	-	-	-	-	-	-	-	-

Net loss for the period	-	-	-	-	-	-	-	-	-	-	(2,364,580)	(2,364,580)

Balance, September 30, 2023	2,000,000	$200	2,094,285	$209	139	$-	$54,551,840	66,944	$(397,969)	$108,923	$(46,780,142)	$7,483,061

	Series B Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid-in	Treasury Stock		Accumulated other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Gain	Deficit	Equity
Balance, December 31, 2021	-	$-	1,959,717	$196	139	$-	$47,674,364	-	$-	$-	$(27,590,546)	$20,084,014

Accretion of stock based compensation in connection with stock option grants	-	-	-	-	-	-	822,583	-	-	-	-	822,583

Accretion of stock-based professional fees in connection with stock option grants and shares	-	-	-	-	-	-	202,275	-	-	-	-	202,275

Net loss for the period	-	-	-	-	-	-	-	-	-	-	(3,365,846)	(3,365,846)

Balance, March 31, 2022	-	-	1,959,717	196	139	-	48,699,222	-	-	-	(30,956,392)	17,743,026

Accretion of stock based compensation in connection with stock option grants	-	-	-	-	-	-	772,197	-	-	-	-	772,197

Accretion of stock-based professional fees in connection with stock option grants and shares	-	-	-	-	-	-	35,284	-	-	-	-	35,284

Shares issued for asset acquisition	-	-	100,000	10	-	-	1,089,990	-	-	-	-	1,090,000

Net loss for the period	-	-	-	-	-	-	-	-	-	-	(2,581,712)	(2,581,712)

Balance, June 30, 2022	-	-	2,059,717	206	139	-	50,596,693	-	-	-	(33,538,104)	17,058,795

Accretion of stock based compensation in connection with stock option grants	-	-	-	-	-	-	787,585	-	-	-	-	787,585

Accretion of stock-based professional fees in connection with stock option grants and shares	-	-	-	-	-	-	51,204	-	-	-	-	51,204

Net loss for the period	-	-	-	-	-	-	-	-	-	-	(2,656,705)	(2,656,705)

Balance, September 30, 2022	-	$-	2,059,717	$206	139	$-	$51,435,482	-	$-	$-	$(36,194,809)	$15,240,879

See accompanying notes to unaudited consolidated financial statements.

DATCHAT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,051,024)	$(8,604,263)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,687	67,227
Amortization of right of use asset	44,272	36,426
Stock-based compensation	1,979,794	2,382,364
Stock-based professional fees	204,041	288,764
Gain from initial consolidation of variable interest entities	(106,538)	-
Impairment loss on digital currencies and other digital assets	23,381	91,204
Non-cash digital currency and other digital assets fees	-	13,831
Non-cash revenue from sale of Venvuu NFT digital asset	-	(36,394)
Realized gain on short-term investments	(239,382)	(9,702)
Unrealized loss on short-term investments	47,672	(7,113)
Changes in operating assets and liabilities:
Accounts receivable	242	86
Accounts receivable - related party	42,000	-
Prepaid expenses	(61,456)	117,396
Accounts payable and accrued expenses	(14,283)	(23,386)
Contract liabilities	(108)	(4,997)
Operating lease liability	(48,808)	(39,027)

NET CASH USED IN OPERATING ACTIVITIES	(5,159,510)	(5,727,584)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of short-term investments	9,845,000	6,430,000
Purchase of short-term investments, net	(5,363,163)	(14,394,340)
Purchases of property and equipment	(49,485)	(44,475)
Increase in cash from consolidation of variable interest entities	64,538	-
Purchases of digital currencies and other digital assets	-	(233,245)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	4,496,890	(8,242,060)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on related party advances	-	(203)
Repayment of advances - related party	(1,315)	-
Proceeds from sale of Series B preferred stock	1,000	-
Purchase of treasury stock	(397,969)	-

NET CASH USED IN FINANCING ACTIVITIES	(398,284)	(203)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,060,904)	(13,969,847)

Effect of exchange rate changes on cash	34	-

CASH AND CASH EQUIVALENTS - beginning of period	1,732,956	20,199,735

CASH AND CASH EQUIVALENTS - end of period	$672,086	$6,229,888

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Digital currencies used to pay accounts payable	$-	$112,500
Common stock issued for future services	$100,000	$-
Issuance of common shares for intangible assets	$-	$1,090,000

See accompanying notes to unaudited consolidated financial statements.

DATCHAT, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

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

Recently, the Company has expanded its business and product offerings to include the co-development of a mobile-based social metaverse (“Metaverse”), known as “The Habytat”.. The Metaverse is a virtual-reality space in which users can interact with a computer-generated environment and other users.

On June 16, 2022, the Company formed a wholly owned subsidiary, SmarterVerse, Inc. (“SmarterVerse”), a company incorporated under the laws of the State of Nevada. On February 14, 2023, SmarterVerse entered into a subscription agreement with Metabizz, LLC. In connection with the subscription agreement, SmarterVerse sold Metabizz, LLC 8,000,000 shares of its common stock for $800, which is 40% of the issued and outstanding common shares of SmarterVerse. Based on the Company’s analysis, on February 14, 2023, Metabizz, LLC was determined to be a variable interest entity (see below).

On June 29, 2022, the Company, DatChat Patents I, Inc., a Nevada corporation and wholly-owned subsidiary of DatChat that was formed on June 23, 2022 (“Merger Sub I”), DatChat Patents II, LLC, a Nevada limited liability company and wholly-owned subsidiary of DatChat that was formed on June 23, 2022 (“Merger Sub II”), and Avila Security Corporation, a Delaware corporation (“Avila”), entered into an agreement and plan of merger (the “Merger Agreement”). Pursuant to the Merger Agreement, the Company acquired all the issued and outstanding shares of Avila in consideration for the issuance of 100,000 shares (the “Acquisition Shares”) of the Company’s restricted stock. The acquisition included intellectual property rights in blockchain based digital rights management and object sharing technology, including encrypted WebRTC real-time video and audio streaming communications. Immediately following the merger, Merger Sub I was merged into Avila and Merger Sub I was dissolved and Avila was merged into Merger Sub II. (See Note 3). Other than owning certain patents, Avila had no operations or no employees and was not considered a business.

On September 19, 2023, the Company filed a Certificate of Change (the “Certificate of Change”) with the Secretary of State of the State of Nevada to effectuate a 1-for-10 reverse stock split (the “Reverse Stock Split”) of the Company’s issued and outstanding and authorized shares of common stock, par value $0.0001 per share (“Common Stock”). The Reverse Stock Split became effective on September 19, 2023. Proportional adjustments for the Reverse Stock Split were made to the Company’s outstanding stock options, warrants and equity incentive plans. All share and per-share data and amounts have been retroactively adjusted as of the earliest period presented in the unaudited consolidated financial statements to reflect the Reverse Stock Split.

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

DATCHAT, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

(Unaudited)

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

Variable interest entities

Pursuant to ASC 810-10-25-22, an entity is defined as a VIE if it either lacks sufficient equity to finance its activities without additional subordinated financial support, or it is structured such that the holders of the voting rights do not substantively participate in the gains and losses of the entity. When determining whether an entity that meets the definition of a business qualifies for a scope exception from applying VIE guidance, the Company considers whether: (i) it has participated significantly in the design of the entity, (ii) it has provided more than half of the total financial support to the entity, and (iii) substantially all of the activities of the VIE are conducted on its behalf. A VIE is consolidated by its primary beneficiary, the party that has the power to direct the activities that most significantly impact the VIE’s economic performance and has the right to receive benefits or the obligation to absorb losses of the entity that could be potentially significant to the VIE. The primary beneficiary assessment must be re-evaluated on an ongoing basis.

Based on the Company’s analysis, on February 14, 2023, Metabizz, LLC, a Florida corporation, and Metabizz SAS, a company incorporated under the laws of Columbia (collectively “Metabizz”), were determined to be VIE entities in accordance with ASC 810-10-25-22 because the equity owners in Metabizz do not have the characteristics of a controlling financial interest and the initial equity investments in these entities may be or are insufficient to meet or sustain its operations without additional subordinated financial support from DatChat. The equity owners of Metabizz have only a nominal equity investment at risk, and the Company absorbs or receives a majority of the entity’s expected losses or benefits. The Company participates significantly in the design of Metabizz. The Company has provided working capital advances to Metabizz to allow Metabizz to fund its day to day obligations. Substantially all of the activities of Metabizz are conducted for the Company’s benefit, as evidenced by the fact that the operations of Metabizz consists of development of software and technologies to be used by SmarterVerse and the Company provides work capital to Metabizz to pay employees and independent contractors to perform the development services on behalf of the Company. Repayment of the working capital advances is not guaranteed by the equity owner of Metabizz and creditors of Metabizz do not have recourse against the Company. Accordingly, the Company is required to consolidate the assets, liabilities, revenues and expenses of Metabizz using the fair value method. Additionally, the managing partner of Metabizz is also the Chief Innovation Officer of SmarterVerse.

In connection with the initial consolidation of Metabizz, on February 14, 2023 (the initial consolidation date), the Company recorded a gain on initial consolidation of variable interest entities of $106,538.

The Company’s consolidated balance sheets included the following assets and liabilities from its VIEs:

	September 30,	February 14,
	2023	2023
Cash	$12,540	$64,538
Due from DatChat	-	42,000
Property and equipment, net	46,145
Total assets	$58,685	$106,538

Due to DatChat (eliminates in consolidation)	$859,561	$-
Total liabilities	$859,561	$-

DATCHAT, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

(Unaudited)

Liquidity

As reflected in the accompanying unaudited consolidated financial statements for the nine months ended September 30, 2023, the Company incurred a net loss of $7,051,024 and used cash in operations of $5,159,510. As of September 30, 2023, the Company has an accumulated deficit of $46,780,142 and has generated minimal revenues since inception. As of September 30, 2023, the Company had working capital of $7,307,166, including cash of $672,086 and short-term investments of $6,826,759. These events served to mitigate the conditions that historically raised substantial doubt about the Company’s ability to continue as a going concern. The Company believes its cash and short-term investments will provide sufficient cash flows to meet its obligations for a minimum of twelve months from the date of this filing.

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

Cash and cash equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company’s account at this institution is insured by the FDIC up to $250,000. On September 30, 2023 and December 31, 2022, the Company had cash in excess of FDIC limits of approximately $402,283 and $1,406,033, respectively. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits. Any material loss that the Company may experience in the future could have an adverse effect on its ability to pay its operational expenses or make other payments and may require the Company to move its cash to other high quality financial institutions. Currently, the Company is reviewing its bank relationships in order to mitigate its risk to ensure that its exposure is limited or reduced to the FDIC protection limits.

DATCHAT, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

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

The following table represents the Company’s fair value hierarchy of its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022.

	September 30, 2023			December 31, 2022
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Short-term investments	$6,826,759	$-	$-	$11,007,997	$-	$-

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

The Company recorded $(88,681) and $108,889 of unrealized (loss) gain for the three and nine months ended September 30, 2023, respectively. The Company did not recognize any gains or losses on short-term investments for the nine months ended September 30, 2022.

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

DATCHAT, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

(Unaudited)

The Company determines the fair value of its digital currencies and other digital assets on a nonrecurring basis in accordance with ASC 820, Fair Value Measurement, based on quoted prices on the active exchange(s) that it has determined is the principal market for Ethereum (Level 1 inputs) and other digital assets. The Company performs an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted prices on active exchanges, indicate that it is more likely than not that its digital assets are impaired. In determining if an impairment has occurred, the Company considers the lowest market price quoted on an active exchange since acquiring the respective digital asset. If the then current carrying value of a digital asset exceeds the fair value, an impairment loss has occurred with respect to those digital assets in the amount equal to the difference between their carrying values and the fair value. The impaired digital assets are written down to their fair value at the time of impairment and this new cost basis will not be adjusted upward for any subsequent increase in fair value. Gains are not recorded until realized upon sale, at which point they are presented net of any impairment losses for the same digital assets held. In determining the gain or loss to be recognized upon sale, the Company calculates the difference between the sales price and carrying value of the digital assets sold immediately prior to sale. Impairment losses and gains or losses on sales are recognized within operating expenses in the consolidated statements of operations. During the nine months ended September 30, 2023, the Company recorded an impairment loss of $23,381, which consists of an impairment of virtual real estate.

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

Capitalized internal-use software costs

Costs incurred to develop internal-use software, including Metaverse software development, are expensed as incurred during the preliminary project stage. Internal-use software development costs are capitalized during the application development stage, which is after: (i) the preliminary project stage is completed; and (ii) management authorizes and commits to funding the project and it is probable the project will be completed and used to perform the function intended. Capitalization ceases at the point the software project is substantially complete and ready for its intended use, and after all substantial testing is completed. Upgrades and enhancements are capitalized if it is probable that those expenditures will result in additional functionality. Amortization is provided for on a straight-line basis over the expected useful life of the internal-use software development costs and related upgrades and enhancements. When existing software is replaced with new software, the unamortized costs of the old software are expensed when the new software is ready for its intended use. Software development costs incurred during the nine months ended September 30, 2023 and 2022 were expensed since the Metaverse software development project is in the preliminary project stage. Such costs are included in research and development costs on the accompanying unaudited consolidated statement of operations and were incurred with Metabizz (see Note 6).

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

DATCHAT, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

(Unaudited)

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

The Company’s NFT revenues were generated from the sale of NFTs. The Company accepted Ethereum as a form of payment for NFT sales. The Company’s NFTs existed on the Ethereum Blockchain under the Company’s VenVuu brand. VenVuu is a Metaverse advertising platform that allows advertisers and Metaverse landowners to connect using the Company’s proprietary Metaverse ad network and dynamic NFT technology. The Company used the NFT exchange, OpenSea, to facilitate its sales of NFTs. The Company, through OpenSea, has custody and control of the NFT prior to the delivery to the customer and records revenue at a point in time when the NFT is delivered to the customer and the customer pays. The Company has no obligations for returns, refunds or warranty after the NFT sale. The value of the sale was determined based on the value of the Ethereum crypto currency received as consideration. Each NFT generated produces a unique identifying code. The Company does not expect to generate revenues from the sale of NFT’s in the future.

The Company tracks its revenue by product. The following table summarizes revenue by product for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Subscription revenues	$175	$3,540	$501	$5,902
NFT revenues	-	-	-	36,394
Total	$175	$3,540	$501	$42,296

Research and Development

Research and development costs incurred in the development of the Company’s products are expensed as incurred and include costs such as outside development costs, salaries and other allocated costs incurred. During the three months ended September 30, 2023 and 2022, research and development costs incurred in the development of the Company’s software products were $380,017 and $258,957, respectively. During the nine months ended September 30, 2023 and 2022, research and development costs incurred in the development of the Company’s software products were $1,064,049 and $258,957, respectively. Research and development costs are included in research and development expense on the accompanying unaudited consolidated statements of operations.

Advertising Costs

The Company applies ASC 720 “Other Expenses” to account for advertising related costs. Pursuant to ASC 720-35-25-1, the Company expenses the advertising costs as they are incurred. Advertising costs were $219,008 and $65,181 for the three months ended September 30, 2023 and 2022, respectively, and advertising costs were $379,410 and $645,825 for the nine months ended September 30, 2023 and 2022, respectively, and are included in marketing and advertising expenses on the unaudited consolidated statements of operations.

DATCHAT, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

(Unaudited)

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

Income taxes

The Company accounts for income taxes pursuant to the provision of Accounting Standards Codification (“ASC”) 740-10, “Accounting for Income Taxes” (“ASC 740-10”), which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

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

DATCHAT, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

(Unaudited)

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. Except for Metabizz SAS, the functional currency of the Company is the U.S. dollar. The functional currency of the Company’s VIE, Metabizz SAS, is the Columbian Peso (“COP”). For Metabizz SAS, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. The cumulative translation adjustment and effect of exchange rate changes on cash for the nine months ended September 30, 2023 was $34. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency included in the results of operations as incurred.

For Metabizz SAS, which is located in Columbia, asset and liability accounts on September 30, 2023 were translated at 0.000245 COP to $1.00, which was the exchange rate on the balance sheet date, and results of operations and cash flows are translated at the average exchange rates during the period of 0.000229 COP to $1.00.

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

	September 30,
	2023	2022
Common stock equivalents:
Common stock warrants	67,385	67,385
Common stock options	166,420	161,420
Total	233,805	228,805

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on its financial statements.

DATCHAT, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

(Unaudited)

NOTE 2 – SHORT-TERM INVESTMENTS

On September 30, 2023 and December 31, 2022, the Company’s short-term investments consisted of the following:

	September 30, 2023			December 31, 2022
	Cost	Unrealized Gain	Fair Value	Cost	Unrealized Loss	Fair Value
US Treasury bills	$6,717,870	$108,889	$6,826,759	$10,715,325	$48,226	$10,763,551
Certificates of deposit	-	-	-	245,000	(554)	244,446

Total short-term investments	$6,717,870	$108,889	$6,826,759	$10,960,325	$47,672	$11,007,997

Short-term investments mature between October 2023 and February 2024.

NOTE 3 – ACQUISITION

On June 29, 2022, the Company, DatChat Patents I, Inc., a Nevada corporation and wholly-owned subsidiary of DatChat that was formed on June 23, 2022 (“Merger Sub I”), DatChat Patents II, LLC, a Nevada limited liability company and wholly-owned subsidiary of DatChat that was formed on June 23, 2022 (“Merger Sub II”), and Avila Security Corporation, a Delaware corporation (“Avila”), entered into an agreement and plan of merger (the “Merger Agreement”). Pursuant to the Merger Agreement, the Company acquired all the issued and outstanding shares of Avila in consideration of the issuance of an aggregate of 100,000 shares (the “Acquisition Shares”) of the Company’s common stock. These shares were valued at $1,090,000, or $10.90 per share, based on the quoted closing price of the Company’s common stock on the measurement date. The acquisition included intellectual property rights in blockchain based digital rights management and object sharing technology, including encrypted WebRTC real-time video and audio streaming communications. Immediately following the merger, Merger Sub I was merged into Avila and Merger Sub I was dissolved and Avila was merged into Merger Sub II. Other than owning certain patents, Avila had no operations or no employees and was not considered a business.

Pursuant to ASU 2017-01 and ASC 805, the Company analyzed the Merger Agreement and the business of Avila to determine if the Company acquired a business or acquired assets. Based on this analysis, it was determined that the Company acquired assets. No goodwill was recorded since the Merger Agreement was accounted for as an asset purchase. In accordance with ASC 805, the fair value of the assets acquired is based on either the fair value of the consideration given or the fair value of the assets acquired, whichever is more clearly evident, and thus, more reliably measurable. The Company used the market price of the 100,000 common shares issued of $1,090,000 as the fair value of the assets acquired since this value was more clearly evident, and thus, a more reliable measurable than the fair value of the patents acquired. (see Note 5)

DATCHAT, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

(Unaudited)

NOTE 4 – OPERATING LEASE RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

In January 2019, the Company renewed and extended the term of its lease facility for another three-year period from January 2019 to December 2021 starting with a monthly base rent of $2,567 plus a pro rata share of operating expenses beginning January 2019. The base rent was subject to annual increases beginning the 2nd and 3rd lease year as defined in the lease agreement. In addition to the monthly base rent, the Company is charged separately for common area maintenance which is considered a non-lease component. These non-lease component payments are expensed as incurred and are not included in operating lease assets or liabilities. On August 27, 2021, the Company entered into an amendment agreement with the same landlord to modify the facility lease to relocate and increase the square footage of the lease premises. The term of the lease commenced on October 1, 2021 and will expire on December 31, 2024 with a new monthly base rent of $7,156 plus a pro rata share of operating expenses beginning January 2022. The base rent will be subject to 3% annual increases beginning in the 2nd and 3rd lease year as defined in the amended lease agreement. For the nine months ended September 30, 2023 and 2022, rent expense amounted to $68,215 and $70,816, respectively, and were included in general and administrative expenses.

On August 27, 2021, upon the execution of the amendment agreement, the Company recorded right-of-use assets and operating lease liabilities of $198,898. The remaining lease term for the operating lease is 15 months and the incremental borrowing rate is 18.0% (based on historical borrowing rates).

Right-of- use assets are summarized below:

	September 30, 2023	December 31, 2022
Office lease	$198,898	$198,898
Less accumulated amortization	(108,644)	(64,372)
Right-of-use asset, net	$90,254	$134,526

Operating Lease liabilities are summarized below:

	September 30, 2023	December 31, 2022
Office lease	$198,898	$198,898
Reduction of lease liability	(96,693)	(47,885)
Total lease liability	102,205	151,013
Less: current portion	79,354	67,338
Long term portion of lease liability	$22,851	$83,675

Minimum lease payments under the non-cancelable operating lease on September 30, 2023 are as follows:

For the year ended September 30:
2024	$91,415
2025	23,540
Total	114,955
Less: present value discount	(12,750)
Total operating lease liability	$102,205

DATCHAT, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

(Unaudited)

NOTE 5 – INTANGIBLE ASSETS

On June 29, 2022, in connection with the acquisition of Avila, the Company issued an aggregate of 100,000 shares of the Company’s common stock. These shares were valued at $1,090,000, or $10.90 per share, based on the quoted closing price of the Company’s common stock on the measurement date. The acquisition included patents for intellectual property rights in blockchain based digital rights management and object sharing technology, including encrypted WebRTC real-time video and audio streaming communications (See Note 3). The Company was amortizing the patents over 5 years. During the year ended December 31, 2022, activities related to intangible assets is as follows:

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

NOTE 6 – RELATED PARTY TRANSACTIONS

Due to Related Party

The Company’s officer, Mr. Darin Myman, from time to time, provides advances to the Company for working capital purposes. On September 30, 2023 and December 31, 2022, the Company had a payable to the officer of $0 and $1,315, respectively, which is presented as due to related party on the consolidated balance sheets. These advances are short-term in nature and non-interest bearing. During the nine months ended September 30, 2023, the Company repaid $1,315.

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

NOTE 7 – STOCKHOLDERS’ EQUITY

On September 19, 2023, the Company filed a Certificate of Change (the “Certificate of Change”) with the Secretary of State of the State of Nevada to effectuate a 1-for-10 reverse stock split (the “Reverse Stock Split”) of the Company’s issued and outstanding and authorized shares of common stock, par value $0.0001 per share (“Common Stock”). The Reverse Stock Split became effective on September 19, 2023. Proportional adjustments for the Reverse Stock Split were made to the Company’s outstanding stock options, warrants and equity incentive plans. All share and per-share data and amounts have been retroactively adjusted as of the earliest period presented in the unaudited consolidated financial statements to reflect the Reverse Stock Split.

Shares Authorized

The authorized capital stock consists of 38,000,000 shares, of which 18,000,000 are shares of common stock and 20,000,000 are shares of preferred stock.

DATCHAT, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

(Unaudited)

2021 Omnibus Equity Incentive Plan

On July 26, 2021, the Company adopted the 2021 Omnibus Equity Incentive Plan, and authorized the reservation of 200,000 shares of common stock for future issuances under the plan. On December 19, 2022, Company held its 2022 annual meeting of stockholders, and the shareholders approved to amend the Company’s 2021 Omnibus Equity Incentive Plan to increase the number of shares reserved for issuance thereunder to 300,000 shares from 200,000.

Preferred Stock

Series A Preferred Stock

In August 2016, the Company designated 1.00 share of Series A Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), which has a stated value equal to $1.00 as may be adjusted for any stock dividends, combinations or splits. Each one (1) share of the Series A Preferred Stock shall have voting rights equal to (x) the total issued and outstanding Common Stock eligible to vote at the time of the respective vote divided by (y) forty-nine one hundredths (0.49) minus (z) the total issued and outstanding Common Stock eligible to vote at the time of the respective vote. The Series A Preferred Stock does not convert into securities of the Company. The Series A Preferred Stock does not contain any redemption provision. In the event of liquidation of the Company, the holder of Series A Preferred shall not have any priority or preferences with respect to any distribution of any assets of the Company and shall be entitled to receive equally with the holders of the Company’s common stock. As of September 30, 2023 and December 31, 2022, there were no Series A Preferred Stock outstanding.

Series B Preferred Stock

On August 4, 2023, the Board filed the Certificate of Designation of Preferences (“COD”), Rights and Limitations of Series B Preferred Stock (the “Series B COD”) with the Secretary of State of the State of Nevada designating 2,000,000 shares of preferred stock as Series B (the “Series B Preferred”). The outstanding shares of Series B Preferred Stock shall have 10 votes per share and shall vote together with the outstanding shares of the Company’s common stock as a single class exclusively with respect to the Authorized Stock Increase (as defined in the Series B COD) and shall not be entitled to vote on any other matter. The shares of Series B Preferred Stock shall be voted, without action by the holder, on the Authorized Stock Increase in the same proportion as shares of Common Stock are voted (excluding any shares of Common Stock that are not voted) on the Authorized Stock Increase. The Series B Preferred shall not have the right to vote and/or consent on any matter other than an Authorized Stock Increase Proposal. The Series B Preferred Stock shall not be entitled to participate in any distribution of assets or rights upon any liquidation, dissolution or winding up of the Company, shall not be convertible into Common Stock or any other security of the Company, and shall not be entitled to any dividends or distributions.

The outstanding shares of Series B preferred shall be redeemed in whole, but not in part (i) if such redemption is ordered by the board of directors, or (ii) automatically and effective immediately after the effectiveness of an anticipated Authorized Stock increase. The aggregate consideration payable for the outstanding Series B Preferred redeemed in the redemption shall be $10 in cash (the “Redemption Price”).

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

On August 4, 2023, the Company issued 2,000,000 of Series B preferred for aggregate cash of $1,000.

DATCHAT, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

(Unaudited)

Common Stock

2023 Stock Repurchase Plan

On January 6, 2023, the Board of Directors of the Company approved a stock repurchase program authorizing the purchase of up to $2 million of the Company’s common stock (the “2023 Stock Repurchase Program”). In connection with the 2023 Stock Repurchase Program, during the nine months ended September 30, 2023, the Company purchased 66,944 shares of its common stock for $397,969, or at an average price of $5.94 per share, which has been reflected as treasury stock on the accompanying unaudited consolidated balance sheet on September 30, 2023.

Common Stock Issued for Professional Services

In February 2021, the Company entered into a one-year Advisory Board Agreement with an individual who will act as an advisor to the Company’s Board. In accordance with this agreement the Company issued 10,000 shares of its common stock as consideration for the services provided. The Company valued these common shares at a fair value of $400,000 or $40.00 per common share based on sales of common stock in the recent private placement. During the nine months ended September 30, 2022, the Company recorded stock-based consulting fees of $50,000, which was included in professional and consulting expenses in the accompanying unaudited statements of operations.

On March 6, 2023, the Company entered into a six-month consulting agreement with an entity for investor relations services. In connection with this consulting agreement, the Company issued 14,300 restricted common shares of the Company to the consultant. These shares vest immediately. These shares were valued at $100,000, or $6.99 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. In connection with this consulting agreement, during the month months ended September 30, 2023, the Company recorded stock-based professional fees of $100,000.

On July 25, 2023, the Company issued 19,802 of its common shares pursuant to a one-year consulting agreement. These shares were valued at $100,000, or a per share price of $5.05, based on the quoted closing price of the Company’s common stock on the measurement date. In connection with these shares, the Company shall record stock-based professional fees of $100,000 over the term of the agreement.

Stock Options

2022

On December 26, 2021 and effective January 10, 2022, the Company approved the grant of 15,000 options to purchase the Company’s common stock to a newly hired employee of the Company. The options have a term of 5 years from the date of grant and are exercisable at an exercise price of $40.00 per share. The options vest 25% every six months from date of grant for two years. The employee service date shall start on January 10, 2022 or the grant date which is when the Company started recognizing stock-based compensation expenses.

On January 19, 2022, the Company granted an aggregate of 8,500 options to purchase the Company’s common stock to four newly hired employees of the Company. The options have a term of 5 years from the date of grant and are exercisable at an exercise price of $40.00 per share. The options vest 25% every six months from date of grant for two years. The employee service date started on January 19, 2022 or the grant date which is when the Company started recognizing stock-based compensation expenses.

DATCHAT, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

(Unaudited)

On July 22, 2022, the Company granted an aggregate of 32,500 options to purchase the Company’s common stock to employees and consultants of the Company. The options have a term of 5 years from the date of grant and are exercisable at an exercise price of $40.00 per share. The options vest 25% every six months from date of grant for two years. The stock options were valued at the grant date using a Black-Scholes option pricing model which will be recognized as stock-based compensation expense over the vesting period.

The 2022 stock option grants were valued at the respective grant dates using a Black-Scholes option pricing model using the assumptions discussed below. In connection with the stock option grants, the Company valued these stock options at a fair value of $751,681 and records stock-based compensation expense over the vesting period. Upon cancellation of unvested stock options, the fair value of these cancelled options will be reversed.

2023

On February 3, 2023, the Company granted an aggregate of 7,500 options to purchase the Company’s common stock to the Company’s board of directors. The options each have a term of 5 years from the date of grant and are exercisable at an exercise price of $12.50 per share. The options vest six months from date of grant. The stock options were valued at the grant date using a Black-Scholes option pricing model which will be recognized as stock-based compensation expense over the vesting period.

On February 3, 2023, the Company granted an aggregate of 21,500 options to purchase the Company’s common stock to an officers, employees and consultants of the Company. The options each have a term of 5 years from the date of grant and are exercisable at an exercise price of $12.50 per share. The options vest 25% every six months from date of grant for 2 years. The stock options were valued at the grant date using a Black-Scholes option pricing model which will be recognized as stock-based compensation expense over the vesting period.

On September 6, 2023, the Company granted an aggregate of 10,000 options to purchase the Company’s common stock to the Company’s chief financial officer (5,000 options) and to an employee of the Company (5,000 options). The options each have a term of 5 years from the date of grant and are exercisable at an exercise price of $15.00 per share. The options vest immediately. The stock options were valued at the grant date using a Black-Scholes option pricing model which will be recognized as stock-based compensation expense over the vesting period.

The 2023 stock option grants were valued at the respective grant dates using a Black-Scholes option pricing model using the assumptions discussed below. In connection with the stock option grants, the Company valued these stock options at a fair value of $185,628, or an average of $4.76 per option. and records stock-based compensation expense over the vesting period. Upon cancellation of unvested stock options, the fair value of these cancelled options will be reversed.

During the nine months ended September 30, 2023, certain employees and consultants were terminated. Accordingly, 33,000 unvested options were forfeited and $133,190 of previously recognized stock-based compensation and $25,525 of previously recognized stock-based professional fees was reversed.

During the nine months ended September 30, 2023, accretion of stock-based expense related to stock options, which is net of the reversal of previously recognized stock-based expense due to forfeiture, amounted to $2,065,555 of which $1,979,794 was recorded in compensation and related expenses and $85,761 was recorded in professional and consulting expenses as reflected in the unaudited consolidated statements of operations. During the nine months ended September 30, 2022, the Company recognized total stock-based expenses related to stock options of $2,621,129 of which $2,382,364 was recorded in compensation and related expenses and $238,764 was recorded in professional and consulting expenses as reflected in the unaudited condensed statements of operations. As of September 30, 2023, a balance of $147,844 remains to be expensed over future vesting periods related to unvested stock options issued for services to be expensed over a weighted average period of 0.55 years.

DATCHAT, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

(Unaudited)

During the nine months ended September 30, 2023 and 2022, the stock options were valued at the grant date using a Black-Scholes option pricing model with the following assumptions. The simplified method was used for the expected option term and expected volatility was based on historical volatility:

	2023	2022
Dividend rate	—%	—%
Term (in years)	3 years	2 to 3 years
Volatility	137.0% to 168.0%	155.9% to 160.0%
Risk—free interest rate	3.96% - 4.73%	1.53% to 2.93%

The following is a summary of the Company’s stock option activity for the nine months ended September 30, 2023 as presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance on December 31, 2022	160,420	$109.90	3.91
Granted	39,000	13.14	-
Cancelled	(33,000)	(33.05)	-
Balance on September 30, 2023	166,420	$102.50	3.36
Options exercisable on September 30, 2023	143,545	$113.68	3.27
Weighted average fair value of options granted during the period		$4.76

On September 30, 2023, the aggregate intrinsic value of options outstanding was $0.

Common Stock Warrants

A summary of the Company’s outstanding stock warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance on December 31, 2022	67,385	$49.80	3.65
Granted	-	-	-
Balance on September 30, 2023	67,385	49.80	2.90
Warrants exercisable on September 30, 2023	67,385	$49.80	2.90

On September 30, 2023, the aggregate intrinsic value of warrants outstanding was $0.

DATCHAT, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

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

NASDAQ Notice

On October 14, 2022, the Company received written notice from Nasdaq that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2), as the minimum bid price of our common stock had been below $1.00 per share for 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810, the Company has a period of 180 calendar days, or until April 12, 2023, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for at least 10 consecutive business days during this 180 calendar day period. In the event the Company does not regain compliance by April 12, 2023, the Company may be eligible for an additional 180 calendar day grace period if it meets the continued listing standards, with the exception of bid price, for The Nasdaq Capital Market, and the Company provides written notice to Nasdaq of its intention to cure the deficiency during the second compliance period. On April 13, 2023, the Company was notified (the “Second Notification Letter”) by the Staff that we are eligible for an additional 180 calendar day period, or until October 9, 2023 to regain compliance and cure the deficiency, so long as we meet the Nasdaq continued listing requirements (except for the bid price requirement). On October 4, 2023, the Company received notice from Nasdaq that the Company has regained compliance with the minimum bid price requirement for continued listing on The Nasdaq Capital Market.

NOTE 9 – SUBSEQUENT EVENTS

On November 9, 2023, the Company filed a Certificate of Correction with the Secretary of State of the State of Nevada to correct a typographical error contained in the Certificate of Change that was filed with the Secretary of State of the State of Nevada on September 19, 2023 in order to effectuate the Reverse Stock Split. The Certificate of Change incorrectly stated that the authorized shares of preferred stock, par value $0.0001 per share following the change was 1,000,000. The Reverse Stock Split had no impact on the number of authorized shares of preferred, par value $0.0001, which remains unchanged at 20,000,000 shares.

On November 10, 2023, the board of directors of the Company approved the adoption of the Amended and Restated 2021 Omnibus Equity Incentive Plan, the sole purpose of which was to remove any inadvertent references to the Company being a Delaware corporation or the 2021 Omnibus Equity Incentive Plan being governed under Delaware law and to properly state that the Company is a Nevada corporation and that the 2021 Omnibus Equity Incentive Plan is governed by Nevada law.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related notes for the year ended December 31, 2022 included in our Annual Report on Form 10-K filed with the Securities Exchange Commission, or SEC. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q. All amounts in this report are in U.S. dollars, unless otherwise noted.

Overview

We are a blockchain, cybersecurity, and social media company that not only focuses on protecting privacy on personal devices, but also protects user information after it is shared with others. We believe that one’s right to privacy should not end the moment they click “send”, and that we all deserve the same right to privacy online that we enjoy in our own living rooms. Our flagship product, DatChat Messenger & Private Social Network, is a privacy platform and mobile application that gives users the ability to communicate with the privacy and protection they deserve. Recently. we have expanded our business and product offerings to include the co-development of a mobile-based social metaverse (“Metaverse”), known as “The Habytat”. Recently, we developed, VenVūū, an advertising and non-fungible token (“NFT”) monetization platform. We are no longer developing VenVūū. The Metaverse is a virtual-reality space in which users can interact with a computer-generated environment and other users.

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

Risks and Uncertainties

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

Variable interest entities

Pursuant to ASC 810-10-25-22, an entity is defined as a VIE if it either lacks sufficient equity to finance its activities without additional subordinated financial support, or it is structured such that the holders of the voting rights do not substantively participate in the gains and losses of the entity. When determining whether an entity that meets the definition of a business qualifies for a scope exception from applying VIE guidance, we consider whether: (i) it has participated significantly in the design of the entity, (ii) it has provided more than half of the total financial support to the entity, and (iii) substantially all of the activities of the VIE are conducted on its behalf. A VIE is consolidated by its primary beneficiary, the party that has the power to direct the activities that most significantly impact the VIE’s economic performance and has the right to receive benefits or the obligation to absorb losses of the entity that could be potentially significant to the VIE. The primary beneficiary assessment must be re-evaluated on an ongoing basis.

Based on our analysis, on February 14, 2023, Metabizz, LLC, a Florida corporation, and Metabizz SAS, a company incorporated under the laws of Columbia (collectively “Metabizz”), were determined to be VIE entities in accordance with ASC 810-10-25-22 because the equity owners in Metabizz do not have the characteristics of a controlling financial interest and the initial equity investments in these entities may be or are insufficient to meet or sustain its operations without additional subordinated financial support from us. The equity owners of Metabizz have only a nominal equity investment at risk, and we absorb or receive a majority of the entity’s expected losses or benefits. We participate significantly in the design of Metabizz. We have provided working capital advances to Metabizz to allow Metabizz to fund its day to day obligations. Substantially all of the activities of Metabizz are conducted for our benefit, as evidenced by the fact that the operations of Metabizz consists of development of software and technologies to be used by SmarterVerse and we provide working capital to Metabizz to pay employees and independent contractors to perform the development services on our behalf. Repayment of the working capital advances is not guaranteed by the equity owner of Metabizz. Creditors of Metabizz do not have recourse to our general credit. Accordingly, we are required to consolidate the assets, liabilities, revenues and expenses of Metabizz. Additionally, the managing partner of Metabizz is also the Chief Innovation Officer of SmarterVerse.

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

Accounting for digital currencies and other digital assets

We may purchase Ethereum cryptocurrency (“Ethereum”) and other digital assets and may accept Ethereum as a form of payment for non-fungible tokens sales (NFTs). We account for these digital assets held as the result of the purchase or receipt of Ethereum and other digital assets, as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other (“ASC 350”). We have ownership of and control over our digital currencies and digital assets and we may use third-party custodial services to secure them. The digital currencies and digital assets are initially recorded at cost and are subsequently remeasured, net of any impairment losses incurred since acquisition. We believe that digital currencies and other digital assets meet the definition of indefinite-lived intangible assets and accounts for them at historical cost less impairment, applying the guidance in ASC 350. We monitor any standard-setting, regulatory or technological developments that may affect our accounting for digital currencies or our controls and processes related to digital currencies. Digital currencies are included in long-term assets in the consolidated balance sheet.

We determine the fair value of its digital currencies and other digital assets on a nonrecurring basis in accordance with ASC 820, Fair Value Measurement, based on quoted prices on the active exchange(s) that it has determined is the principal market for Ethereum (Level 1 inputs) and other digital assets. We perform an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted prices on active exchanges, indicate that it is more likely than not that its digital assets are impaired. In determining if an impairment has occurred, we consider the lowest market price quoted on an active exchange since acquiring the respective digital asset. If the then current carrying value of a digital asset exceeds the fair value, an impairment loss has occurred with respect to those digital assets in the amount equal to the difference between their carrying values and the fair value. The impaired digital assets are written down to their fair value at the time of impairment and this new cost basis will not be adjusted upward for any subsequent increase in fair value. Gains are not recorded until realized upon sale, at which point they are presented net of any impairment losses for the same digital assets held. In determining the gain or loss to be recognized upon sale, we calculate the difference between the sales price and carrying value of the digital assets sold immediately prior to sale. Impairment losses and gains or losses on sales are recognized within operating expenses in the consolidated statements of operations. During the nine months ended September 30, 2023, we recorded an impairment loss of $23,381.

Capitalized internal-use software costs

Costs incurred to develop internal-use software including Metaverse software development, are expensed as incurred during the preliminary project stage. Internal-use software development costs are capitalized during the application development stage, which is after: (i) the preliminary project stage is completed; and (ii) management authorizes and commits to funding the project and it is probable the project will be completed and used to perform the function intended. Capitalization ceases at the point the software project is substantially complete and ready for its intended use, and after all substantial testing is completed. Upgrades and enhancements are capitalized if it is probable that those expenditures will result in additional functionality. Amortization is provided for on a straight-line basis over the expected useful life of the internal-use software development costs and related upgrades and enhancements. When existing software is replaced with new software, the unamortized costs of the old software are expensed when the new software is ready for its intended use. Through September 30, 2023, software development costs incurred were expensed since the Metaverse software development project is in the preliminary project stage. Such costs are included in research and development costs on the accompanying consolidated statement of operations.

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

Our NFT revenues were generated from the sale of NFTs. We accepted Ethereum as a form of payment for NFT sales. Our NFTs exist on the Ethereum Blockchain under our VenVūū brand. VenVūū is a Metaverse advertising platform that allows advertisers and Metaverse landowners to connect using our proprietary Metaverse ad network and dynamic NFT technology. We used the NFT exchange, OpenSea, to facilitate its sales of NFTs. Through OpenSea, we have custody and control of the NFT prior to the delivery to the customer and records revenue at a point in time when the NFT is delivered to the customer and the customer pays. We have no obligations for returns, refunds or warranty after the NFT sale. The value of the sale is determined based on the value of the Ethereum crypto currency received as consideration. Each NFT that is generated produces a unique identifying code. We do not expect to generate revenues from the sale of NFT’s in the future.

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

Results of Operations

Revenue

During the three and nine months ended September 30, 2023, we generated revenue in the amount of $175 and $501, respectively, from subscriptions. For the three and nine months ended September 30, 2022, we generated revenue in the amount of $3,540 and $42,296, respectively. For the three months ended September 30, 2022, revenue consisted of revenue from subscriptions of $3,540. For the nine months ended September 30, 2022, revenue consisted of revenue from subscriptions of $5,902 and revenue from the sale of our Venvuu NFT of $36,394.

Operating Expenses

For the three months ended September 30, 2023, operating expenses amounted to $2,542,326 as compared to $2,685,450 for the three months ended September 30 2022, a decrease of $143,124, or 5.3%. For the nine months ended September 30, 2023, operating expenses amounted to $7,355,729 as compared to $8,671,451 for the nine months ended September 30, 2022, a decrease of $1,315,722, or 14.7%.

For the three and nine months ended September 30 2023 and 2022, operating expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Compensation and related expenses	$1,247,302	$1,639,886	$4,177,032	$5,015,827
Marketing and advertising expenses	219,008	65,181	379,410	645,825
Professional and consulting expenses	483,319	482,338	1,060,396	1,947,535
Research and development	380,017	258,957	1,064,049	258,957
General and administrative expenses	212,680	232,064	651,461	712,103
Impairment loss on digital currencies and other digital assets	-	7,024	23,381	91,204
Total	$2,542,326	$2,685,450	$7,355,729	$8,671,451

Compensation and related expenses

Compensation and related expenses include salaries, stock-based compensation, health insurance and other benefits.

During the three months ended September 30, 2023 and 2022, compensation and related expenses amounted to $1,247,302 and $1,639,886, respectively, a decrease of $392,584, or 23.9%. The decrease was attributable to an increase in other compensation expense of $555,807, offset by a decrease in stock-based compensation of $163,223.

During the nine months ended September 30, 2023 and 2022, compensation and related expenses amounted to $4,177,032 and $5,015,827, respectively, a decrease of $838,795, or 16.7%. The decrease was attributable to a decrease in stock-based compensation of $402,570 and a decrease in other compensation and other related expenses of $436,225.

Marketing and advertising expenses

During the three months ended September 30, 2023 and 2022, marketing and advertising expenses amounted to $219,008 and $65,181, respectively, an increase of $153,827, or 236.0% During the nine months ended September 30, 2023 and 2022, marketing and advertising expenses amounted to $379,410 and $645,825, respectively, a decrease of $266,415, or 41.2%, primarily due to an overall decrease in promotions, branding and digital marketing strategies and social media ads.

Professional and consulting expenses

During the three months ended September 30, 2023 and 2022, we reported professional and consulting expenses of $483,319 and $482,338, respectively, an increase of $981, or 0.2%.

During the nine months ended September 30, 2023 and 2022, we reported professional and consulting expenses of $1,060,396 and $1,947,535, respectively, a decrease of $887,139, or 45.6%. The decrease is attributable to a decrease in consulting fees of $67,144, a decrease in investor relations fees of $310,200, a decrease in legal fees of $227,462, and a decrease in recruiting fees of $322,000, offset be an increase in other professional fees of $39,667.

Research and development costs

During the three months ended September 30, 2023 and 2022, we incurred $380,017 and $258,957 in research and development costs, an increase of $121,060, or 46.7%. During the nine months ended September 30, 2023 and 2022, we incurred $1,064,049 and $258,957 in research and development costs, an increase of $805,092, or 310.9%. Research and development costs were incurred in connection with our Metaverse software development project, including the development of The Habytat which is in the preliminary stage.

General and administrative expenses

During the three months ended September 30, 2023 and 2022, general and administrative expenses amounted to $212,680 and $232,064, a decrease of $19,384, or 8.3%. During the nine months ended September 30, 2023 and 2022, general and administrative expenses amounted to $651,461 and $712,103, a decrease of $60,642, or 8.5%. The decreases are primarily attributable to a decrease in conference fees and a decrease in other general and administrative expenses, offset by an increase in travel expense.

Impairment loss on digital currencies and other digital assets

During the three months ended September 30, 2023 and 2022, operating expenses included an impairment charge related to the write down of digital assets of $0 and $7,024, respectively. During the nine months ended September 30, 2023 and 2022, operating expenses included an impairment charge related to the write down of digital assets of $23,381 and $91,204, respectively.

Loss from Operations

During the three months ended September 30, 2023, loss from operation amounted to $2,542,151 as compared to $2,681,910 during the three months ended September 30, 2022, a decrease of $139,759, or 5.2%. During the nine months ended September 30, 2023, loss from operation amounted to $7,355,228 as compared to $8,629,155 during the nine months ended September 30, 2022, a decrease of $1,273,927, or 14.7%.

Other Income (Expense)

Other income (expenses) primarily consisted of interest income, gain on initial consolidation of variable interest entities, and realized gain on short-term investments and unrealized gains or losses on short-term investments. During the three months ended September 30, 2023 and 2022, we reported other income (expenses) of $177,571 and $25,205, respectively. During the nine months ended September 30, 2023 and 2022, we reported other income (expenses) of $304,204 and $24,892, respectively. During the nine months ended September 30, 2023, other income primarily consisted of interest income of $6,058, gain on initial consolidation of variable interest entities of $106,538, a realized gain on short-term investments of $239,382, and an unrealized loss on short-term investments of $47,672. During the nine months ended September 30, 2022, other income primarily consisted of interest income of $8,077, a realized gain on short-term investments of $9,702, and an unrealized gain on short-term investments of $7,113.

Net Loss

Due to the foregoing reasons, during the three months ended September 30, 2023 and 2022, our net loss was $2,364,580, or $(1.13) per common share (basic and diluted) and $2,656,705, or $(1.29) per common share (basic and diluted), respectively, a decrease of $292,125, or 11.0%. During the nine months ended September 30, 2023 and 2022, our net loss was $7,051,024, or $(3.40) per common share (basic and diluted) and $8,604,263, or ($4.32) per common share (basic and diluted), respectively, a decrease of $1,553,239, or 18.0%.

Liquidity, Capital Resources and Plan of Operations

As of September 30, 2023, we had cash and cash equivalents of $672,086 and short-term investments of $6,826,759. Short-term investments include U.S. Treasury bills that are all highly rated and have initial maturities between four and twelve months.

As reflected in the accompanying unaudited consolidated financial statements for the nine months ended September 30, 2023, we incurred a net loss of $7,051,024 and used cash in operations of $5,159,510. As of September 30, 2023, we have an accumulated deficit of $46,780,142 and have generated minimal revenues since inception. As of September 30, 2023, we had working capital of $7,307,166, including cash of $672,086 and short-term investments of $6,826,759. These events served to mitigate the conditions that historically raised substantial doubt about our ability to continue as a going concern. We believe our cash and short-term investments will provide sufficient cash flows to meet our obligations for a minimum of twelve months from the date of this filing.

Our primary uses of cash have been for compensation and related expenses, fees paid to third parties for professional services, marketing and advertising expenses, and general and administrative expenses. All funds received have been expended in the furtherance of growing the business. We received funds from the sale of our common stock and the exercise of warrants. The following trends are reasonably likely to result in changes in our liquidity over the near to long term:

●	An increase in working capital requirements to finance our current business,

●	Cost of research and development,

●	Addition of administrative, technical and sales personnel as the business grows, and

●	The cost of being a public company.

Cash Flow Activities for the Nine Months ended September 30, 2023 and 2022

Cash Flows from Operating Activities

Net cash used in operating activities totaled $5,159,510 and $5,727,584 for the nine months ended September 30, 2023, and 2022, respectively, a decrease of $568,074.

Net cash flow used in operating activities for the nine months ended September 30, 2023 primarily reflected a net loss of $7,051,0241 adjusted for the add-back (reduction) of non-cash items consisting of depreciation of $20,687, amortization of right of use assets of $44,272, accretion of stock-based stock option and common stock expense of $2,183,835, a non-cash gain from initial consolidation of variable interest entities of $(106,568), impairment loss on digital assets of $23,381, and net unrealized and realized gain on short-term investments of $191,710, offset by changes in operating assets and liabilities primarily consisting of a decrease in accounts receivable – related party of $42,000, an increase in prepaid expenses of $61,456, a decrease in accounts payable and accrued expenses of $14,283, and a decrease in operating lease liabilities of $48,808.

Net cash flow used in operating activities for the nine months ended September 30, 2022 primarily reflected a net loss of $8,604,263 adjusted for the add-back of non-cash items consisting of depreciation and amortization of $67,227, stock-based compensation and professional fees from the accretion of stock-based stock option and common stock expense of $2,671,128, unrealized and realized gains on short-term investments, and an impairment loss on digital currencies and other digital assets of $91,204, offset by changes in operating assets and liabilities primarily consisting of a decrease in prepaid expenses of $117,396, a decrease in accounts payable and accrued expenses of $23,386 and a decrease in operating lease liability of $39,027.

Cash Flows from Investing Activities

Net cash provided by (used in) investing activities amounted to $4,496,890 and $(8,242,060) for the nine months ended September 30, 2023 and 2022, respectively.

During the nine months ended September 30, 2023, we purchased short-term investments of $5,363,163 and received gross proceeds from the sale of short-term investments of $9,845,000. Additionally, we received $64,538 in cash upon initial consolidation of variable interest entities and purchased property and equipment of $49,485.

During the nine months ended September 30, 2022, we purchased property and equipment of $44,475, purchased digital currencies and other digital assets of $233,245, and we purchased short-term investments of $14,394,340 and received gross proceeds from the sale of short-term investments of $6,430,000.

Cash Flows from Financing Activities

Net cash used in financing activities totaled approximately $398,284 and $203 for the nine months ended September 30, 2023 and 2022, respectively.

During the nine months ended September 30, 2023, we repaid related party advances of $1,315, we used cash of $397,969 to purchase 66,944 treasury stock at an average price of $5.94 per share, and we receive $1,000 from the sale of Series B preferred stock.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of September 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that our disclosure controls and procedures were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

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

As of September 30, 2023, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework - 2013. Based on this assessment, our management concluded that, as of September 30, 2023, our internal control over financial reporting was not effective because it identified a material weakness. A material weakness is a significant deficiency or a combination of significant deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

On October 14, 2022, we were notified (the “Notification Letter”) by the Staff of the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) that based on the previous 30 consecutive business days, our listed security no longer met the minimum $1 bid price per share requirement. Therefore, in accordance with the Nasdaq Listing Rules (the “Rules”), the we were provided 180 calendar days, or until April 12, 2023, to regain compliance, and that if we were unable to regain compliance by April 12, 2023, an additional 180-days may be granted, so long as we meet the Nasdaq continued listing requirements (except for the bid price requirement) and notify Nasdaq in writing of our intention to cure the deficiency during the second compliance period.

In accordance with the Notification Letter and Rules, on April 7, 2023, we notified Nasdaq in writing of our intention to cure the deficiency and requested an additional 180-calendar days in order to do so. On April 13, 2023, we were notified (the “Second Notification Letter”) by the Staff that we are eligible for an additional 180 calendar day period, or until October 9, 2023 to regain compliance and cure the deficiency, so long as we meet the Nasdaq continued listing requirements (except for the bid price requirement). On October 4, 2023, the Company received notice from Nasdaq that the Company has regained compliance with the minimum bid price requirement for continued listing on The Nasdaq Capital Market.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 25, 2023, we issued 19,802 of our common shares pursuant to a one-year consulting agreement. These shares were valued at $100,000, or a per share price of $5.05, based on the quoted closing price of the Company’s common stock on the measurement date.

On August 4, 2023, we issued 2,000,000 of Series B preferred stock for aggregate cash of $1,000.

The above securities were issued in reliance upon the exemptions provided by Section 4(a)(2) under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

On January 6, 2023, our Board of Directors authorized a stock repurchase plan to repurchase up to $2,000,000 of our issued and outstanding common stock, from time to time, with such program to be in place until December 31, 2023. Through September 30, 2023, the Company purchased 66,944 shares of its common stock for $397,969, or at an average price of $5.94 per share, which has been reflected as treasury stock on the accompanying unaudited consolidated balance sheet on September 30, 2023.

We did not have any common stock repurchases during the quarterly period ended September 30, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description of Exhibits
3.1*	Certificate of Correction filed on November 9, 2023
4.1*	Amended and Restated 2021 Omnibus Equity Incentive Plan
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, is formatted in Inline XBRL

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DATCHAT, INC.

Dated: November 13, 2023	/s/ Darin Myman
Darin Myman
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 13, 2023	/s/ Brett Blumberg
Brett Blumberg
Chief Financial Officer
(Principal Financial and Accounting Officer)

