Form 10-K
period 2023-12-31
DatChat, Inc.
filed 2024-03-29
CIK 1648960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Securities registered pursuant to Section 12(g) of the Exchange Act: None

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,797,613 based upon the closing price reported for such date on The Nasdaq Capital Market as of that date.

Number of shares of common stock outstanding as of March 28, 2024 was 3,009,329.

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

The foregoing list sets forth some, but not all, of the factors that could affect our ability to achieve results described in any forward-looking statements. You should read this Annual Report on Form 10-K and the documents that we reference herein and have filed as exhibits to the Annual Report on Form 10-K, completely and with the understanding that our actual future results may be materially different from what we expect. You should assume that the information appearing in this Annual Report on Form 10-K is accurate as of the date hereof. Because the risk factors referred to on page 6 of this Annual Report on Form 10-K, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all of the information presented in this Annual Report on Form 10-K, and particularly our forward-looking statements, by these cautionary statements.

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

iii

PART I

ITEM 1. BUSINESS

Overview

We are a blockchain, cybersecurity, and social media company that not only focuses on protecting privacy on personal devices, but also protects user information after it is shared with others. We believe that one’s right to privacy should not end the moment they click “send”, and that we all deserve the same right to privacy online that we enjoy in our own living rooms. Our flagship product, DatChat Messenger & Private Social Network, is a privacy platform and mobile application that gives users the ability to communicate with the privacy and protection they deserve. Recently, we have expanded our business and product offerings to include the co-development of a mobile-based social and gaming metaverse, known as “Habytat”, as well as the development of Museum, an a social network and multi-media storage platform for consumers and enterprises.

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

Habytat

In June 2022, we formed a wholly owned subsidiary, Dragon Interactive, Inc. (formerly, SmarterVerse, Inc.) (“Dragon Interactive”). In July 2022, Dragon Interactive entered into a development agreement with MetaBizz, LLC, an infrastructure firm that creates and develops 4D experiences in the metaverse (“MetaBizz”). In August 2022, we launched the “Habytat”, a virtual space that blends real world and virtual realities into one, in real time, using emerging technology like virtual and augmented reality, to create a highly immersive 3D environment. Habytat is supported by proprietary artificial intelligence (“AI”) and utilizes a machine learning engine to develop more realistic looking content, daily rewards, games, and new utilities that are designed to further enhance the user experience in an engaging way. Our goal is to leverage our patents and develop new technology that leads to more people joining and seeing the value in the metaverse. The development agreement with MetaBizz is no longer active.

Each Habytat user is granted user rights to use a designated piece of virtual property in Geniuz City, the first world within Habytat, through the minting and issuance of a unique NFT. Geniuz City is designed to be a near photo-realistic world based on Miami’s Wynwood arts district and its surrounding areas. Geniuz City enables users to visit art galleries, explore the town, interact with other users, take selfies with famous landmarks, customize their properties and enjoy the culture of Geniuz City.

Users will be able to customize their virtual property to represent their personal style and taste. Users will then be able to accumulate reward points when they visit and interact with such virtual property or invite others to join Habytat, and such rewards can be used to enhance, expand, and improve their virtual property. The official in-world currency of Habytat is the “Nirad,” which can be earned through participation on the DatChat Social Network+ or the Habytat and used to upgrade properties and experiences in Habytat.

As of March 28, 2024, we had over 140,000 Habytat users.

Mobile Metaverse

In May 2023, we launched the open mobile metaverse, Habytat 1.0, as part of our mission to democratize access to the metaverse. We hope that by making Habytat available via mobile devices and offering free ownership of virtual land and homes, that Habytat will break down obstacles that previously limited participation, such as the necessity for expensive virtual reality (“VR”) gear or metaverse properties. We have assembled a team of over twenty game developers, graphic artists and back-end developers to create Habytat 1.0.

HabyPets

In August 2023, we launched a series of novel AI-powered pets called “HabyPets.” HabyPets provides an interactive experience within the Habytat world, creating a more immersive and personal experience for users. Supported by Habytat’s proprietary AI and machine learning engine, HabyPets grow over time from playful companions to mature adult pets. Similar to real-life pets, these AI pets can be trained by users via a range of behavioral commands, replicating the natural progression of real pets over time. These include, but are not limited to, catching frisbees, playing with toys, engaging in tug of war, and even participating in thrilling races with other pets at the park. By actively engaging with their pets, users can establish a connection and provide proper care for their virtual companions, fostering a realistic experience within the Habytat metaverse.

Myseum

We are currently developing “Myseum,” a platform that will allow users to create a personal museum designed to easily share pictures, videos and documents utilizing planned features, such as creating instant sharing spaces at family gatherings, time released video messages, multi-tiered social media, and secure family document storage and sharing. Currently, Myseum is scheduled to launch in the second quarter of 2024 and will encompass features and social networking technology designed to unlock and share digital media.

Spin-off and Name Change

In January 2024, we announced plans to spin-off the Habytat platform business into a new standalone public company pursuant to a distribution as further discussed below. As of the date of this Annual Report, we currently own approximately 71.5% of Dragon Interactive, the entity that owns and operates the Habytat Platform business. This marked a significant step forward in our corporate strategy to reposition the Company as a pureplay social media ecosystem centered around our Myseum assets.

In February 2024, Darin Myman was appointed as President of SmarterVerse.

In February 2024, SmarterVerse changed its name to Dragon Interactive Corporation.

If the distribution proceeds, our shareholders will maintain their current shares in the Company and receive a pro-rata distribution of a portion of our shares of Dragon Interactive. The proposed distribution remains subject to approval by our board of directors as well as other customary conditions, including the filing and effectiveness of either a Form S-1 or Form 10 registration statement with the U.S. Securities and Exchange Commission and obtaining of any other required regulatory approvals. Upon consummation of the proposed distribution, Dragon Interactive would become a standalone public company with plans seek a listing on a national stock exchange. No assurance can be given that the spin-off and/or the distribution will occur as anticipated or at all.

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

Habytat and HabyPets

Our software and development is led by SmarterVerse’s Chief Technology Officer, Rene J. Palacio Mongui, and Chief Operating Officer, Ingrith Gartner Salazar. The software and development team is responsible for the engineering, development, design, integration and testing of the Habytat metaverse and the HabyPets AI platform.

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

As of March 28, 2024, we had 11 issued patents, no notices of allowance and 3 filed patent applications in the United States relating to our encryption technologies, blockchain platform and digital assets. Our issued patents will expire in 2036. In addition, we plan to continue expanding and strengthening our IP portfolio with additional patent applications in the future. We may not be able to obtain protection for our intellectual property, and our existing and future patents, trademarks, and other intellectual property rights may not provide us with competitive advantages or distinguish our products and services from those of our competitors. Our pending patent application and future applications may not result in the issuance of patents, and any resulting issued patents may have claims narrower than those in our patent applications. Additionally, our current and future patents, trademarks, and other intellectual property rights may be contested, circumvented, or found unenforceable or invalid, and we may not be able to prevent third parties from infringing them. Our internal controls may not always be effective at preventing unauthorized parties from obtaining our intellectual property and proprietary technologies.

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

Employees

As of March 28, 2024, we have a total of 12 full-time employees. We have established a network of external professionals and consultants to which we outsource various research and development and operational tasks in an effort to minimize administrative overhead. We are not a party to any collective bargaining agreements. We believe that we maintain good relations with our employees.

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

Our limited operating history makes evaluating the business and future prospects difficult and may increase the risk of your investment. We were incorporated in 2014, and since then there have been a limited amount of downloads of the application. To date, we have minimal revenues. As reflected in the accompanying consolidated financial statements, for the years ended December 31, 2023 and 2022, we incurred a net loss of $8,404,970 and $12,138,572, respectively. Additionally, for the years ended December 31, 2023 and 2022, we used cash in operations of $6,529,277 and $7,258,765, respectively. As of December 31, 2023, we has an accumulated deficit of $48,134,088. We intend, in the long term, to derive revenues from advertisement sales, technology licensing, and other forms of revenue. The application is available for download on certain mobile platforms and we are developing compatibility with other platforms. We also continue to develop and refine functions of the application.

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

Although the application is currently available for download, we may need to develop various new technologies, products and product features to remain competitive. Due to the risks inherent in developing new products and technologies, limited financing, loss of key personnel, and other factors, we may fail to develop these technologies and products, or may experience lengthy and costly delays in doing so. Although we are able to license some of our technologies in their current stage of development, we cannot assure that we will be able to develop new products or enhancements to our existing products in order to remain competitive.

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

The Apple App Store is the primary distribution, marketing, promotion and payment platform for the application. Any deterioration in our relationship with Apple or any application marketplace we utilize in the future would harm our business and adversely affect the value of our common stock.

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

We expect to derive substantially all of our revenue from a limited number of products.

Currently, we expect to derive substantially all of our revenue from a limited number of products and applications. As such, the continued growth in market demand for and market acceptance of the product or application is critical to our continued success. Demand for our products or the applications is affected by a number of factors, many of which are beyond our control, such as continued market acceptance; the timing of development and release of competing new products; consumer preferences; the development and acceptance of new features, integrations, and capabilities; price or product changes by us or our competitors; technological changes and developments within the markets we serve; growth, contraction, and rapid evolution of our market; and general economic conditions and trends. If we are unable to continue to meet demands of our users or trends in preferences or to achieve more widespread market acceptance of our products and applications, our business, results of operations, and financial condition could be harmed. Changes in preferences of users may have a disproportionately greater impact on us than if we offered multiple products. In addition, competitors may develop or acquire their own tools or software and people may continue to rely on traditional tools and software, such as text message and email, which would reduce or eliminate the demand for our products and applications. If demand declines for any of these or other reasons, our business could be adversely affected.

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

We believe the metaverse, an embodied internet where people have immersive experiences beyond two-dimensional screens, is the next evolution in social technology. In 2023, we launched Habytat, a mobile based social metaverse. Our continued development of Habytat be a complex, evolving, and long-term initiative that will involve the development of new and emerging technologies and collaboration with other companies, developers, partners, and other participants. However, the metaverse may not develop in accordance with our expectations, and market acceptance of features, products, or services we build for Habytat is uncertain. In addition, we have limited experience with virtual and augmented reality technology, which may enable other companies to compete more effectively than us. We may be unsuccessful in our research and product development efforts, including if we are unable to develop relationships with key participants in the metaverse or develop products that operate effectively with metaverse technologies, products, systems, networks, or standards. Our metaverse efforts may also divert resources and management attention from other areas of our business.

In addition, as our efforts to continue developing Habytat evolve, we may be subject to a variety of existing or new laws and regulations in the United States and international jurisdictions, including in the areas of privacy, safety, competition, content regulation, consumer protection, and e-commerce, which may delay or impede the development of our products and services, increase our operating costs, require significant management time and attention, or otherwise harm our business. As a result of these or other factors, our metaverse strategy and investments may not be successful in the foreseeable future, or at all, which could adversely affect our business, reputation, or financial results.

Habytat is currently under development and no assurance can be given that it will be accepted by others or generate sufficient interest.

Habytat, our social metaverse platform, launched in 2023 and features a virtual world containing immersive experiences in intelligent retail, social networking, gaming and the use of NFTs to grant property rights, boasting a wide range of “online + offline” and “virtual + reality” scenarios. We aim to continue researching and developing different applications for our social metaverse platform in order to generate continual interest in our social metaverse platform, including, but not limited to, our proprietary metaverse ad network and dynamic NFT technology. If we do not generate sufficient interest in our social metaverse platform we will not attract enough advertisers to make it profitable.

Habytat is based on new and unproven technologies and therefore is subject to the risks of failure inherent in the development of new products and services.

Because both Habytat is based on certain new technologies, it is subject to risks of failure that are particular to new technologies, including the possibility that:

●	Habytat may not gain market acceptance;

●	proprietary rights of third parties may preclude us from marketing a new product or service;

●	Habytat may not receive the exposure required to obtain new users; or

●	third parties may market superior products or services.

We may not be able to adequately evaluate the risks associated with our planned social metaverse and advertising platforms.

Habytat may not be successful and may expose us to legal, regulatory, and other risks. Given the nascent and evolving nature of the metaverse, digital assets and blockchain technology, we may be unable to accurately anticipate or adequately address such risks or the potential impact of such risks. The occurrence of any such risks could materially and adversely affect our business, financial condition, results of operations, reputation, and prospects. It is difficult to predict how the legal and regulatory framework around such digital assets and services will develop and how such developments will impact our business and our platforms. The launch of Habytat also subjects us to risks similar to those associated with any new platform offering, including, but not limited to, our ability to accurately anticipate market demand and acceptance, our ability to successfully launch these initiatives, technical issues with the operation of Habytat and legal and regulatory risks as discussed above. We believe these risks may be heightened with respect to this initiative, as metaverse assets and services, NFTs and other digital assets and services are still considered relatively novel concepts. If we fail to accurately anticipate or manage the risks associated with Habytat or if we directly or indirectly become subject to disputes, liability, or other legal or regulatory issues in connection with either of these initiatives, they may not be successful and our business, financial condition, results of operations, reputation, and prospects could be materially harmed.

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

If we fail to retain users or add new users, or if our users decrease their level of engagement with Habytat, revenue, bookings, and operating results will be harmed.

Our business plan assumes that the demand for interactive entertainment offerings, specifically, the adoption of a metaverse with users interacting together by playing, communicating, connecting, working, making friends, learning, or simply hanging out, all in 3D environments, will increase for the foreseeable future. However, if this market shrinks or grows more slowly than anticipated, if the metaverse does not gain widespread adoption as a forum for experiences, social interaction and creative expression for our users, or if demand for Habytat does not grow as quickly as we anticipate, whether as a result of competition, product obsolescence, budgetary constraints of our developers, creators, and users, technological changes, unfavorable economic conditions, uncertain geopolitical or regulatory environments or other factors, we may not be able to increase our revenue and bookings sufficiently to ever achieve profitability and our stock price would decline.

The multitude of other entertainment options, online gaming, and other interactive experiences is high, making it difficult to retain users who are dissatisfied with Habytat and seek other entertainment options. These and other factors may lead users to switch to another entertainment option rapidly, which can interfere with our ability to forecast usage and would negatively affect our user retention, growth, and engagement. Falling user retention, growth, or engagement rates could harm our business.

We face intense competition for our products and services

There are numerous technology companies seeking ways to support efforts to enter the Web 3 technologies business. Additionally, the metaverse has become more readily recognized as a method of completing transactions and as such, more competitors are seeking to enter this marketplace. These technologies are subject to rapidly changing technological developments, shifting organizational priorities and requirements, frequent introductions of new products and services, and increased marketing and sales activities of other industry participants.

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

Our directors, executive officers and each of our stockholders who owned greater than 5% of our outstanding Common Stock beneficially, as of March 28, 2024, own approximately 15.0% of our common stock outstanding. Accordingly, these stockholders have and will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, a merger, the consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with our other investors’ interests. For example, these stockholders could delay or prevent a change in control of us, even if such a change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their Common Stock as part of a sale of the Company or our assets. The significant concentration of stock ownership may negatively impact the value of our Common Stock due to potential investors’ perception that conflicts of interest may exist or arise.

There are risks associated with the completion of the proposed spin-off of our platform business.

As previously announced, we plan to spin-off the Habytat platform business, which will operate independently as a publicly listed company. There is no assurance we will be able to successfully complete the proposed spin-off. In the event the Company does not complete the spin-off, it could incur write-offs related to the legal, tax and regulatory costs of the proposed transaction.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Our cybersecurity team, led by our Chief Technology Officer, Peter Shelus, uses a multi-pronged approach to assessing, identifying, and managing material risks from cybersecurity threats. This approach includes identifying and assessing risks through: (1) an enterprise risk management program, which is periodically refreshed and includes an identification of our top risks, including cybersecurity risks; (2) formalized security and privacy reviews designed to identify risks from many new features, software, and vendors; (3) a vulnerability management program designed to identify hardware and software vulnerabilities; (4) an internal “red team” program, which simulates cyber threats, intended to allow us to fix vulnerabilities before threat actors identify them; (5) a threat intelligence program designed to model and research our adversaries; and (6) a privacy and security incident response program designed to investigate, respond to, and remediate known incidents. These processes vary in scope and maturity across the business and are processes we work to continually improve.

Our risk management approach is supplemented by external and internal enterprise risk management audits, which are designed to test the effectiveness of our security controls. We conduct penetration testing on a periodic basis, and have established an external bug bounty program to allow security researchers to help identify vulnerabilities and weaknesses in our controls and configurations in our systems. We also maintain a vendor risk management program designed to identify and mitigate potential risks associated with third-party suppliers and business partners. This program includes pre-engagement diligence, use of contractual cybersecurity and notification provisions, and ongoing monitoring of vendors, as appropriate.

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example professional service firms (including legal counsel), threat intelligence services, and cybersecurity consultants.

The material cybersecurity threats identified through these processes are managed by our CISO and, where appropriate, our risk and compliance committee, in consultation with management. Together, they identify responsive actions for inclusion in our annual strategic planning, or earlier resolution depending on the nature of the risk.

For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see “Risk Factors” in Part I, Item 1A in this Annual Report on Form 10-K.

ITEM 2. PROPERTIES

Our principal executive offices are located at 204 Neilson Street, New Brunswick, NJ 08901. We lease our office for a monthly base rent of $7,156 plus a pro rata share of operating expenses, with three percent (3%) annual increases in monthly installments on the first day of each year pursuant to a lease which terminates on December 31, 2024. We believe that our current office space will be adequate for the foreseeable future. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

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

Shareholders

As of March 28, 2024, we had 1,463 shareholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Issuer Purchases of Equity Securities

The following table provides information relating to our purchases of shares of our common stock during the three months ended December 31, 2023.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2023 - October 31, 2023	0	-	-
November 1, 2023 - November 30, 2023	0	-	-
December 1, 2023 - December 31, 2023	0	-	-
	0	$-	-	$0

(1) On January 6, 2023, our Board of Directors approved a stock repurchase program authorizing a stock repurchase plan of up to $2,000,000 of our issued and outstanding common stock, from time to time, with such program to be in place until December 31, 2023. Through December 31, 2023, the Company purchased 66,945 shares of its common stock for $397,969, or at an average price of $5.94 per share, which has been reflected as treasury stock on the accompanying audited balance sheet for the period ended December 31, 2023.

Recent Sales of Unregistered Securities

On August 4, 2023, we entered into a Subscription and Investment Representation Agreement with an investor (the “Purchaser”) pursuant to which we issued and sold 2,000,000 shares of our newly designated Series B Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”), to such Purchaser for an aggregate purchase price of $1,000.

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

Overview

We are a blockchain, cybersecurity, and social media company that not only focuses on protecting privacy on personal devices, but also protects user information after it is shared with others. We believe that one’s right to privacy should not end the moment they click “send”, and that we all deserve the same right to privacy online that we enjoy in our own living rooms. Our flagship product, DatChat Messenger & Private Social Network, is a privacy platform and mobile application that gives users the ability to communicate with the privacy and protection they deserve. Recently, we have expanded our business and product offerings to include the co-development of a mobile-based social and gaming metaverse, known as “Habytat”, as well as the development of Museum, an a social network and multi-media storage platform for consumers and enterprises.

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

Habytat

In June 2022, we formed a wholly owned subsidiary, Dragon Interactive, Inc. (formerly, SmarterVerse, Inc.) (“Dragon Interactive”). In July 2022, Dragon Interactive entered into a development agreement with MetaBizz, LLC, an infrastructure firm that creates and develops 4D experiences in the metaverse (“MetaBizz”). In August 2022, we launched the “Habytat”, a virtual space that blends real world and virtual realities into one, in real time, using emerging technology like virtual and augmented reality, to create a highly immersive 3D environment. Habytat is supported by proprietary artificial intelligence (“AI”) and utilizes a machine learning engine to develop more realistic looking content, daily rewards, games, and new utilities that are designed to further enhance the user experience in an engaging way. Our goal is to leverage our patents and develop new technology that leads to more people joining and seeing the value in the metaverse. Currently, the development agreement is not active.

Each Habytat user is granted user rights to use a designated piece of virtual property in Geniuz City, the first world within Habytat, through the minting and issuance of a unique NFT. Geniuz City is designed to be a near photo-realistic world based on Miami’s Wynwood arts district and its surrounding areas. Geniuz City enables users to visit art galleries, explore the town, interact with other users, take selfies with famous landmarks, customize their properties and enjoy the culture of Geniuz City.

Users will be able to customize their virtual property to represent their personal style and taste. Users will then be able to accumulate reward points when they visit and interact with such virtual property or invite others to join Habytat, and such rewards can be used to enhance, expand, and improve their virtual property. The official in-world currency of Habytat is the “Nirad,” which can be earned through participation on the DatChat Social Network+ or Habytat and used to upgrade properties and experiences in Habytat.

As of March 28, 2024, we had over 140,000 Habytat users.

Mobile Metaverse

In May 2023, we launched the open mobile metaverse, Habytat 1.0, as part of our mission to democratize access to the metaverse. We hope that by making Habytat available via mobile devices and offering free ownership of virtual land and homes, that Habytat will break down obstacles that previously limited participation, such as the necessity for expensive virtual reality (“VR”) gear or metaverse properties. We have assembled a team of over twenty game developers, graphic artists and back-end developers to create Habytat 1.0.

HabyPets

In August 2023, we launched a series of novel AI-powered pets called “HabyPets.” HabyPets provides an interactive experience within the Habytat world, creating a more immersive and personal experience for users. Supported by Habytat’s proprietary AI and machine learning engine, HabyPets grow over time from playful companions to mature adult pets. Similar to real-life pets, these AI pets can be trained by users via a range of behavioral commands, replicating the natural progression of real pets over time. These include, but are not limited to, catching frisbees, playing with toys, engaging in tug of war, and even participating in thrilling races with other pets at the park. By actively engaging with their pets, users can establish a connection and provide proper care for their virtual companions, fostering a realistic experience within the Habytat metaverse.

Myseum

We are currently developing “Myseum,” a platform that will allow users to create a personal museum designed to easily share pictures, videos and documents utilizing planned features, such as creating instant sharing spaces at family gatherings, time released video messages, multi-tiered social media, and secure family document storage and sharing. Currently, Myseum is scheduled to launch in the second quarter of 2024 and will encompass features and social networking technology designed to unlock and share digital media.

Spin-off and Name Change

In January 2024, we announced plans to spin-off the Habytat platform business into a new standalone public company pursuant to a distribution as further discussed below. As of the date of this Annual Report, we currently own approximately 71.5% of Dragon Interactive, the entity that owns and operates the Habytat platform business. This marked a significant step forward in our corporate strategy to reposition the Company as a pureplay social media ecosystem centered around our Myseum assets.

In February 2024, Darin Myman was appointed as President of SmarterVerse.

In February 2024, SmarterVerse changed its name to Dragon Interactive Corporation.

If the distribution proceeds, our shareholders will maintain their current shares in the Company and receive a pro-rata distribution of a portion of our shares of Dragon Interactive. The proposed distribution remains subject to approval by our board of directors as well as other customary conditions, including the filing and effectiveness of either a Form S-1 or Form 10 registration statement with the U.S. Securities and Exchange Commission and obtaining of any other required regulatory approvals. Upon consummation of the proposed distribution, Dragon Interactive would become a standalone public company with plans seek a listing on a national stock exchange. No assurance can be given that the spin-off and/or the distribution will occur as anticipated or at all.

Recent Events

On January 16, 2024, we entered into an underwriting agreement with EF Hutton LLC, as the representative of the underwriters named therein, relating to an underwritten public offering of 382,972 shares of our common stock and pre-funded warrants to purchase up 590,000 shares of our common stock for gross proceeds of approximately $1.8 million, before deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these consolidated financial statements, and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

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

Critical Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reported period. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Actual results may differ from these estimates if conditions differ from our assumptions. While our significant accounting policies and significant estimates are more fully described in Note 1 in the “Notes to Financial Statements”, we believe the following estimates are critical to the process of making significant judgments and estimates in preparation of our consolidated financial statements.

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

Capitalized internal-use software costs

Costs incurred to develop internal-use software including Metaverse software development, are expensed as incurred during the preliminary project stage. Internal-use software development costs are capitalized during the application development stage, which is after: (i) the preliminary project stage is completed; and (ii) management authorizes and commits to funding the project and it is probable the project will be completed and used to perform the function intended. Capitalization ceases at the point the software project is substantially complete and ready for its intended use, and after all substantial testing is completed. Upgrades and enhancements are capitalized if it is probable that those expenditures will result in additional functionality. Amortization is provided for on a straight-line basis over the expected useful life of the internal-use software development costs and related upgrades and enhancements. When existing software is replaced with new software, the unamortized costs of the old software are expensed when the new software is ready for its intended use. Software development costs incurred during the year ended December 31, 2023 and 2022 were expensed since the Metaverse software development project is in the preliminary project stage. Such costs are included in research and development costs on the accompanying consolidated statement of operations.

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

Based on the Company’s analysis, on February 14, 2023, Metabizz, LLC, a Florida corporation, and Metabizz SAS, a company incorporated under the laws of Columbia (collectively “Metabizz”), were determined to be VIE entities in accordance with ASC 810-10-25-22 because the equity owners in Metabizz do not have the characteristics of a controlling financial interest and the initial equity investments in these entities may be or are insufficient to meet or sustain its operations without additional subordinated financial support from DatChat. The equity owners of Metabizz have only a nominal equity investment at risk, and the Company absorbs or receives a majority of the entity’s expected losses or benefits. The Company participates significantly in the design of Metabizz. The Company has provided working capital advances to Metabizz to allow Metabizz to fund its day to day obligations. Substantially all of the activities of Metabizz are conducted for the Company’s benefit, as evidenced by the fact that the operations of Metabizz consists of development of software and technologies to be used by SmarterVerse and the Company provides work capital to Metabizz to pay employees and independent contractors to perform the development services on behalf of the Company. Repayment of the working capital advances is not guaranteed by the equity owner of Metabizz and creditors of Metabizz do not have recourse against the Company. Accordingly, the Company is required to consolidate the assets, liabilities, revenues and expenses of Metabizz using the fair value method. Additionally, the managing partner of Metabizz is also the Chief Innovation Officer of SmarterVerse. Since Metabizz, LLC and Metabizz SAS are considered VIE’s, any noncontrolling interest eliminates in consolidation.

In connection with the initial consolidation of Metabizz, on February 14, 2023 (the initial consolidation date), the Company recorded a gain on initial consolidation of variable interest entities of $42,737.

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

Results of Operations

Revenue

During the years ended December 31, 2023 and 2022, we generated revenues of $672 and $46,214, respectively. For the year ended December 31, 2022, revenues consisted of subscription revenues of $9,820 and revenues from the sale of NFT’s of $36,394, as compared to $672 of revenues from subscriptions for the year ended December 31, 2023. We do not expect to generate any revenues from the sale of NFT’s in the near future.

Operating expenses

For the year ended December 31, 2023, operating expenses amounted to $8,784,703 as compared to $12,272,939 for the year ended December 31 2022, a decrease of $3,488,236, or 28.4%. For the years ended December 31 2023 and 2022, operating expenses consisted of the following:

	Year Ended December 31,
	2023	2022
Compensation and related expenses	$4,760,180	$6,551,776
Marketing and advertising expenses	388,444	828,736
Professional and consulting expenses	1,324,640	2,285,312
Research and development	1,351,415	514,957
General and administrative expenses	892,972	991,882
Impairment loss on property and equipment and intangible assets	43,671	981,000
Impairment loss on digital currencies and other digital assets	23,381	119,276
Total	$8,784,703	$12,272,939

Compensation and related expenses

Compensation and related expenses include salaries, stock-based compensation, health insurance and other benefits.

During the year ended December 31, 2023 and 2022, compensation and related expenses amounted to $4,760,180 and $6,551,776, respectively, a decrease of $1,791,596, or 27.3%. The decrease was attributable to a decrease in stock-based compensation of $1,170,624 and a decrease in other compensation and other related expenses of $620,972.

Marketing and advertising expenses

During the years ended December 31, 2023 and 2022, marketing and advertising expenses amounted to $388,444 and $828,736, respectively, a decrease of $440,292, or 53.1%, primarily due to an overall decrease in promotions, branding and digital marketing strategies and social media ads.

Professional and consulting expenses

During the years ended December 31, 2023 and 2022, we reported professional and consulting expenses of $1,324,640 and $2,285,312, respectively, a decrease of $960,672, or 42.0%. The decrease is attributable to a decrease in consulting fees of $154,396 which includes a decrease in stock-based consulting fees of $96,431, a decrease in investor relations fees of $295,850, a decrease in legal fees of $224,180, and a decrease in recruiting fees of $322,000, offset be an increase in other professional fees of $35,754.

Research and development costs

During the years ended December 31, 2023 and 2022, we incurred $1,351,415 and $514,957 in research and development costs, an increase of $836,458, or 162.4%. Research and development costs were incurred in connection with our Metaverse software development project, including the development of Habytat which is in the preliminary stage.

General and administrative expenses

During the years ended December 31, 2023 and 2022, general and administrative expenses amounted to $892,972 and $991,882, a decrease of $98,910, or 10.0%. The decreases are primarily attributable to a decrease in conference fees and a decrease in other general and administrative expenses, offset by an increase in travel expense.

Impairment loss on property and equipment and intangible assets

During the year ended December 31, 2023, we wrote off the balance of property and equipment held by MetaBizz since the property and equipment was abandoned and no longer being used by the Company as of December 31, 2023. Accordingly, we recognized an impairment loss on property and equipment of $43,671.

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

Impairment loss on digital currencies and other digital assets

During the years ended December 31, 2023 and 2022, operating expenses included an impairment charge related to the write down of digital assets of $23,381 and $119,276, respectively.

Loss from Operations

During the year ended December 31, 2023, loss from operation amounted to $8,784,031 as compared to $12,226,725 during the year ended December 31, 2022, a decrease of $3,442,694, or 28.2%.

Other Income (Expense)

Other income (expenses) primarily consisted of interest income, gain on initial consolidation of variable interest entities, and realized gain on short-term investments and unrealized gains or losses on short-term investments. During the years ended December 31, 2023 and 2022, we reported other income, net of $379,061 and $88,153, respectively. During the year ended December 31, 2023, other income, net primarily consisted of interest income of $9,281, gain on initial consolidation of variable interest entities of $42,737, and a realized gain on short-term investments of $327,145. During the year ended December 31, 2022, other income primarily consisted of interest income of $12,305, a realized gain on short-term investments of $28,176, and an unrealized gain on short-term investments of $47,672.

Net Loss

Due to the foregoing reasons, during the years ended December 31, 2023 and 2022, our net loss was $8,404,970, or $(4.14) per common share (basic and diluted) and $12,138,572, or ($6.04) per common share (basic and diluted), respectively, a decrease of $3,733,602, or 30.8%.

Liquidity, Capital Resources and Plan of Operations

As of December 31, 2023, we had cash and cash equivalents of $953,362 and short-term investments of $5,236,781. Short-term investments include U.S. Treasury bills that are all highly rated and have initial maturities between four and twelve months.

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, we had a net loss of $8,404,970 for the year ended December 31, 2023. Net cash used in operations was $6,529,277 for the year ended December 31, 2023. Additionally, as of December 31, 2023, we had an accumulated deficit of $48,134,088 and have generated minimal revenues since inception. As of December 31, 2023, we had working capital of $5,969,447, including cash of $953,362 and short-term investments of $5,236,781. These factors raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. We are seeking to raise capital through additional debt and/or equity financings to fund our operations in the future. Although we have historically raised capital from sales of common shares, there is no assurance that it will be able to continue to do so. If we are unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

On January 16, 2024, we entered into an underwriting agreement (the “Underwriting Agreement”) with EF Hutton LLC (the “Representative”), as the representative of the underwriters named therein (the “Underwriters”), relating to an underwritten public offering (the “Offering”) of 382,972 shares of the Company’s common stock (the “Shares”) and pre-funded warrants to purchase up to 590,000 shares of Common Stock (the “Pre-Funded Warrants”). The public offering price for each share of Common Stock was $1.85 for aggregate gross proceeds of $708,498, and public offering price for the Pre-Funded Warrants was $1.8499 for each Pre-Funded Warrant for aggregate gross proceeds of $1,091,441. In connection with this Offering, we raised aggregate gross proceeds of $1,799,939 and received net proceeds of $1,437,940, net of Underwriters discounts and offering costs of $261,999 and legal fees of $100,000.

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

Cash Flow Activities for the Years ended December 31, 2023 and 2022

Cash Flows from Operating Activities

Net cash used in operating activities totaled $6,529,277 and $7,258,765 for the years ended December 31, 2023, and 2022, respectively, a decrease of $729,488.

Net cash flow used in operating activities for the year ended December 31, 2023 primarily reflected a net loss of $8,404,970 adjusted for the add-back (reduction) of non-cash items consisting of depreciation and amortization of $28,943, amortization of right of use assets of $60,549, accretion of stock-based stock option and common stock expense of $2,254,079, a non-cash gain from initial consolidation of variable interest entities of $(42,737), impairment loss on digital assets of $23,381, impairment of property and equipment of $43,671, and net realized gain on short-term investments of $327,145, offset by changes in operating assets and liabilities primarily consisting of a decrease in prepaid expenses of $5,797, a decrease in accounts payable and accrued expenses of $103,639, and a decrease in operating lease liabilities of $67,339.

Net cash flow used in operating activities for the years ended December 31, 2022 primarily reflected a net loss of $12,138,572, adjusted s was adjusted for the add-back (reduction) of non-cash items consisting of stock-based compensation of $3,173,401, stock-based professional fees of $347,733, amortization or right of use assets of $49,783, depreciation and amortization of $127,501, impairment loss of intangible assets of $981,000, and impairment loss on digital currencies and other digital assets of $119,276, offset by realized and unrealized gains on short-term investments of $75,848, and non-cash revenues from the sale of NFT’s of $36,394, and operating asset and liability changes of $179,616, primarily due to a decrease in prepaid expenses of $242,221 and accounts payable and accrued expenses of $61.

Cash Flows from Investing Activities

Net cash provided by (used in) investing activities amounted to $6,160,932 and $(11,209,126) for the years ended December 31, 2023 and 2022, respectively.

During the years ended December 31, 2023, we purchased short-term investments of $8,599,121 and received gross proceeds from the sale of short-term investments of $14,745,000. Additionally, we received $64,538 in cash upon initial consolidation of variable interest entities and purchased property and equipment amounting to $49,485.

During the year ended December 31, 2022, we purchased property and equipment of $44,475, purchased digital currencies and other digital assets of $233,245, and we purchased short-term investments of $20,842,149, and received gross proceeds from the sale of short-term investments of $9,910,000.

Cash Flows from Financing Activities

Net cash (used in) provided by financing activities totaled approximately $(398,284) and $1,112 for the years ended December 31, 2023 and 2022, respectively.

During the year ended December 31, 2023, we repaid related party advances of $1,315, we used cash of $397,969 to purchase 66,945 treasury stock at an average price of $5.94 per share, and we received $1,000 from the sale of Series B preferred stock.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of December 31, 2023, the end of the period covered by this Annual Report on Form 10-K, have concluded that our disclosure controls and procedures were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

As of December 31, 2023, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework - 2013. Based on this assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was not effective because it identified a material weakness. A material weakness is a significant deficiency or a combination of significant deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

ITEM 9B. OTHER INFORMATION

During our last fiscal quarter ended December 31, 2023, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and positions of our executive officers and directors.

NAME	AGE	POSITION
Darin Myman	59	Chief Executive Officer and Chairman
Peter Shelus	40	Chief Technology Officer and Director
Brett Blumberg	45	Chief Financial Officer
Wayne Linsley	67	Director
Joseph Nelson	40	Director
Carly Luogameno	35	Director

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

Joseph Nelson – Director

Joseph Nelson has served as a member of our board of directors since August 2021. Since April 2022, Mr. Nelson has served as Chief Financial Officer of Delta Corp Holdings Limited, a global, asset-light, fully integrated company engaged in transportation/logistic services, asset management and servicing the maritime industry supply chain. From December 2017 to March 2022, Mr. Nelson served as the Head of Investor Relations for GasLog Ltd., and GasLog Partners LP, a leading international owner, operator and manager of liquefied natural gas carriers providing support to many of the world’s largest energy companies. From November 2014 to November 2017, Mr. Nelson served as an Equity Research Analyst at Credit Suisse. Mr. Nelson holds a Master of Business Administration degree from New York University’s Stern School of Business; a Bachelor of Science degree in chemistry and a Bachelor of Art degree in philosophy from the Stevens Institute of Technology. We believe that Mr. Nelson is qualified to serve as a member of our board of directors because of his experience in investor relations and background in business and finance.

Carly Luogameno – Director

Carly Luogameno has served as a member of our board of directors since August 2021. Since May 2011, Mrs. Luogameno has worked as a digital consultant at ShmeeLive. From May 2018 to June 2020, Mrs. Luogameno served as a digital director for Lust For Life, LLC, a subsidiary of Renewable Energy & Power, Inc. (OTCQB: RBNW). From August 2013 to September 2015, Mrs. Luogameno served as the Marketing Director for Jerrick Media,(OTC: JMDA, now Creatd, OTC:VOCL). Mrs. Luogameno has in-depth experience in ecommerce and digital industries with specializations in digital marketing campaign development, content marketing strategy, SEO and paid media management. Her digital marketing background is rooted in inbound marketing strategies and her approach focuses on listening to user needs and communicating to them via high quality content in order to attract return visitors and engagements. Mrs. Luogameno specializes in working with start-up companies, across the technology, healthcare and fashion industries. Mrs. Luogameno holds Bachelor of Art degree in arts, entertainment & media management from Columbia College Chicago.

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

Our audit committee consists of Wayne D. Linsley, Carly Luogameno and Joseph Nelson, with Mr. Linsley serving as chair. Our board of directors has affirmatively determined that each meet the definition of “independent director” under the rules of The Nasdaq Capital Market, and that they meet the independence standards under Rule 10A-3. Each member of our audit committee meets the financial literacy requirements of Nasdaq rules. In addition, our board of directors has determined that Wayne D. Linsley qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. Our board of directors adopted a written charter for the audit committee, which is available on our principal corporate website at www.datchat.com.

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

Our compensation committee will consists of Wayne D. Linsley, Carly Luogameno and Joseph Nelson, with Mr. Linsley serving as chair. Our board of directors has adopted a written charter for the compensation committee, which is available on our principal corporate website at www.datchat.com.

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

Our nominating and corporate governance committee consists of Wayne D. Linsley, Carly Luogameno and Joseph Nelson, with Mr. Linsley serving as chair. Our board of directors has adopted a written charter for the nominating and corporate governance committee, which is available on our principal corporate website at www.datchat.com.

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

Changes in Nominating Procedures

None.

Board Diversity Matrix

Our nominating and corporate governance committee is committed to promoting diversity on our Board of Directors. We have surveyed our current directors and asked each director to self-identify their race, ethnicity, and gender using one or more of the below categories. The results of this survey are included in the matrix below:

Board Diversity Matrix (As of March 28, 2024)
Total Number of Directors	5

Part I: Gender Identity	Female	Male	Non-Binary	Did Not Disclose Gender
Directors	1	4

Part II: Demographic Background
African American or Black
Alaskan Native or Native America
Asian
Hispanic or Latinx
Native Hawaiian or Pacific Islander
White	1	3
Two or More Races or Ethnicities
LGBTQ+		1
Did Not Disclose Demographic Background

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth for the year ended December 31, 2023 and 2022, the compensation awarded to, paid to, or earned by, our Chief Executive Officer and two other most highly compensated executive officers, whose total compensation during such years exceeded $100,000. We refer to these officers as our “named executive officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)[1]	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Darin Myman	2023	$450,000	$300,000	$-	$-	$-	$-	$-	$750,000
Chief Executive Officer	2022	$450,000	$-	$-	$-	$-	$-	$-	$450,000

Brett Blumberg	2023	$60,000	-	-	$15,543	-	-	-	$75,543
Chief Financial Officer	2022	$52,500	-	-	-	-	-	-	$52,500

Peter Shelus	2023	$275,000	$-	$-	$-	$-	$-	$-	$275,000
Chief Technology Officer	2022	$268,750	$-	$-	$-	$-	$-	$-	$268,750

(1)	As required by SEC rules, the amounts in this column reflect the grant date or modification date fair value as required by FASB ASC Topic 718. A discussion of the assumptions and methodologies used to calculate these amounts is contained in the notes to our financial statements under “Shareholders’ Deficit”. In September 2023, Mr. Blumberg received 5,000 stock options to purchase 5,000 shares of restricted stock at $15.00 per share.

Outstanding Equity Awards at December 31, 2023

The following table provides information regarding option awards held by each of our named executive officers that were outstanding as of December 31, 2023.

	STOCK AWARDS
Name	Number of Securities Underlying Unexercised options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that Have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($)
Darin Myman	25,000	—	—	350.00	9/28/2026	—	—	—	—
Brett Blumberg	5,000	—	—	15.00	9/06/2028	—	—	—	—

Non-Employee Director Compensation

The following table presents the total compensation for each person who served as a non-employee member of our Board of Directors and received compensation for such service during the fiscal year ended December 31, 2023. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our Board of Directors in 2023.

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Joseph Nelson	36,000	0	13,322	0	0	0	49,322
Carly Luogameno	36,000	0	13,322	0	0	0	49,322
Wayne Linsley	60,000	0	13,322	0	0	0	73,322

(1)	As required by SEC rules, the amounts in this column reflect the grant date or modification date fair value as required by FASB ASC Topic 718. A discussion of the assumptions and methodologies used to calculate these amounts is contained in the notes to our financial statements under “Shareholders’ Deficit”. In February 2023, each director received 2,500 stock options to purchase 2,500 shares of restricted stock at $12.50 per share.

Employment Agreements

On August 27, 2021, we entered into an agreement (the “Employment Agreement”) with Darin Myman effective as of August 15, 2021 pursuant to which Mr. Myman’s (i) base salary will increase to $450,000 per year, and (ii) Mr. Myman shall be entitled to receive an annual bonus in an amount up to $350,000, which annual bonus may be increased by the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”), in its sole discretion, upon the achievement of additional criteria established by the Compensation Committee from time to time (the “Annual Bonus”). The term of the Employment Agreement will continue for a period of one year from the effective date and automatically renews for successive one year periods at the end of each term until either party delivers written notice of their intent not to review at least six (6) months prior to the expiration of the applicable term. In addition, pursuant to the Employment Agreement, upon termination of Mr. Myman’s employment for death or Total Disability (as defined in the Employment Agreement), in addition to any accrued but unpaid compensation and vacation pay through the date of his termination and any other benefits accrued to him under any Benefit Plans (as defined in the Employment Agreement) outstanding at such time and the reimbursement of documented, unreimbursed expenses incurred prior to such termination date (collectively, the “Payments”), Mr. Myman shall be entitled to the following severance benefits: (i) 24 months of his then base salary; (ii) if Mr. Myman elects continuation coverage for group health coverage pursuant to COBRA Rights (as defined in the Employment Agreement), then for a period of 24 months following Mr. Myman’s termination he will be obligated to pay only the portion of the full COBRA Rights cost of the coverage equal to an active employee’s share of premiums (if any) for coverage for the respective plan year; and (iii) payment on a pro-rated basis of any Annual Bonus or other payments earned in connection with any bonus plan to which Mr. Myman was a participant as of the date of his termination (together with the Payments, the “Severance”). Furthermore, pursuant to the Employment Agreement, upon Mr. Myman’s termination (i) at his option (A) upon 90 days prior written notice to the Company or (B) for Good Reason (as defined in the Employment Agreement), (ii) termination by the Company without Cause (as defined in the Employment Agreement) or (iii) termination of Mr. Myman’s employment within 40 days of the consummation of a Change in Control Transaction (as defined in the Employment Agreement), Mr. Myman shall receive the Severance; provided, however, Mr. Myman shall be entitled to a pro-rated Annual Bonus of at least $200,000. In addition, any equity grants issued to Mr. Myman shall immediately vest upon termination of Mr. Myman’s employment by him for Good Reason or by the Company at its option upon 90 days prior written notice to Mr. Myman, without Cause.

Brett Blumberg Employment Agreement

On February 15, 2022, we entered into an employment agreement with Brett Blumberg effective as of February 15, 2022 pursuant to which Mr. Blumberg will serve as Chief Financial Officer of the Company (the “Blumberg Employment Agreement”). The term of the Blumberg Employment Agreement will continue for a period of one year from the Effective Date and automatically renews for successive one year periods at the end of each term until either party delivers written notice of their intent not to review at least 30 days prior to the applicable renewal date. Pursuant to the terms of the Blumberg Employment Agreement, Mr. Blumberg (i) shall receive an annual base salary of $60,000 (effective as of February 15, 2022), (ii) shall be entitled to earn a bonus, subject to the sole discretion of the Company’s Board and (iii) shall be eligible to receive awards pursuant to the Company’s equity incentive plans, subject to the sole discretion of the Company’s compensation committee. Mr. Blumberg is also entitled to participate in any and all Employee Benefit Plans (as defined in the Blumberg Employment Agreement), from time to time, that are then in effect along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time. The Blumberg Employment Agreement may be terminated by either the Company or Mr. Blumberg at any time and for any reason upon 10 days prior written notice. Upon termination of the Blumberg Employment Agreement, Mr. Blumberg shall be entitled to (i) any equity award that has vested prior to the termination date, (ii) reimbursement of expenses incurred on or prior to such termination date and (iii) such employee benefits to which Mr. Blumberg may be entitled as of the termination date (collectively, the “Accrued Amounts”). The Blumberg Employment Agreement shall also terminate upon Mr. Blumberg’s death or the Company may terminate Mr. Blumberg’s employment upon his Disability (as defined in the Blumberg Employment Agreement). Upon the termination of Mr. Blumberg’s employment for death or Disability, Mr. Blumberg shall be entitled to receive the Accrued Amounts. The Blumberg Employment Agreement also contains covenants prohibiting Mr. Blumberg from disclosing confidential information with respect to the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of shares of our common stock as of March 28, 2024 by (i) each person known to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our directors and named executive officers as a group. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

Name	Shares	Percentage(2)
Directors, Director Nominees, Named Executive Officers and Named Executive Officer Nominees(1)
Darin Myman (3)	201,428	9.56%
Peter Shelus	100,000	4.94%
Brett Blumberg (5)	5,000	—
Wayne D. Linsley (4)	7,500	—
Joseph Nelson (4)	7,500	—
Carly Luogameno (4)	7,500	—
All Director, Director Nominees, Named Executive Officers and Named Executive Officer Nominees as a group (6 persons)	328,928	15.0%

*	Represents beneficial ownership of less than 1%.

(1)	The address of each holder listed below, except as otherwise indicated, is 204 Neilson Street, New Brunswick, New Jersey 08901.

(2)	The calculation in this column is based upon 20,234,066 shares of common stock outstanding on March 28, 2024. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the subject securities. Shares of common stock that are currently exercisable or convertible within 60 days of March 28, 2024 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage beneficial ownership of such person, but are not treated as outstanding for the purpose of computing the percentage beneficial ownership of any other person.

(3)	Includes 25,000 vested stock options.

(4)	Includes 7,500 of vested stock options.

(5)	Includes 5,000 of vested stock options.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2023.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holder	158,670	$105.30	141,330
Equity compensation plans not approved by security holder	—	—	—
Total	158,670	$105.30	141,330

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions during our fiscal years ended December 31, 2023 and 2022 to which we have been a party, including transactions in which the amount involved in the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described elsewhere in this Annual Report on Form 10-K. We are not otherwise a party to a current related party transaction, and no transaction is currently proposed, in which the amount of the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which a related person had or will have a direct or indirect material interest.

Transactions with Related Persons

Except as described below and except for employment arrangements which are described under “executive compensation,” since January 1, 2019, there has not been, nor is there currently proposed, any transaction in which we are or were a participant, the amount involved exceeds the lesser of $120,000 or 1% of the average of the total assets at December 31, 2023 and 2022, and any of our directors, executive officers, holders of more than 5% of our common stock or any immediate family member of any of the foregoing had or will have a direct or indirect material interest.

Our Chief Executive Officer, Mr. Darin Myman, from time to time, provides advances to the Company for working capital purposes. On December 31, 2023 and 2022, the Company had a payable to Mr. Myman of $0 and $1,315, respectively, which is presented as due to related party on the balance sheets. These advances are short-term in nature and non-interest bearing. During the year ended December 31, 2023, the Company repaid $1,315.

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

Independence of the Board of Directors

Our board of directors undertook a review of the independence of our directors and considered whether any director has a relationship with us that could compromise that director’s ability to exercise independent judgment in carrying out that director’s responsibilities. Our board of directors has affirmatively determined that Wayne D. Linsley, Carly Luogameno and Joseph Nelson are each an “independent director,” as defined under Nasdaq rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed by Salberg & Company, P.A. for the year ended December 31, 2023, and D. Brooks and Associates CPAs, P.A. for the year ended December 31, 2022 as described below:

	2023	2022
Audit Fees	$78,600	$68,238
Audit Related Fees	$–	$–
Tax Fees	$–	$–
All Other Fees	$–	$–
Total	$78,600	$68,238

Audit Fees: Audit fees consist of fees billed for the professional services rendered to us for the audit of our annual consolidated financial statements for the years ended December 31, 2023 and 2022, reviews of the quarterly financial statements during the periods, the issuance of consent and comfort letters in connection with registration statement filings, and all other services that are normally provided by the accounting firm in connection with statutory and regulatory filings and engagements.

2023 audit fees include approximately $78,600 in Salberg & Company, P.A. fees in connection with the audits and quarterly reviews for the year ended December 31, 2023 and approximately $68,238 in D. Brooks and Associates fees in connection with the quarterly reviews, audit consents and registration statement consents for the year ended December 31, 2022.

Audit-Related Fees: Fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit of the financial statements.

Tax Fees: Fees for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees: All other fees billed by the auditor for products and services not included in the foregoing categories.

Pre-Approval Policies and Procedures

In accordance with Sarbanes-Oxley, our audit committee charter requires the audit committee to pre-approve all audit and permitted non-audit services provided by our independent registered public accounting firm, including the review and approval in advance of our independent registered public accounting firm’s annual engagement letter and the proposed fees contained therein. The audit committee has the ability to delegate the authority to pre-approve non-audit services to one or more designated members of the audit committee. If such authority is delegated, such delegated members of the audit committee must report to the full audit committee at the next audit committee meeting all items pre-approved by such delegated members. In the fiscal years ended December 31, 2023 and 2022 all of the services performed by our independent registered public accounting firm were pre-approved by the audit committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

(b)	Exhibits

The following documents are included as exhibits to this report.

Exhibit Number	Title of Document
3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Form S-1 filed on July 2, 2021)
3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Form S-1/A filed on August 9, 2021)
3.3	Amendment No.1 to Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on October 26, 2022)
3.4	Certificate of Designation of Series A Preferred Stock (Incorporated by reference to Exhibit 3.3 to the Company’s Form S-1/A filed on August 9, 2021)
3.5	Certificate of Designation of Series B Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 7, 2023)
3.6	Certificate of Amendment to Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.4 to the Company’s Form S-1/A filed on August 9, 2021)
3.7	Certificate of Change to Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.5 to the Company’s Form S-1/A filed on August 9 2021)
3.8	Certificate of Change to Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 19, 2023)
3.9	Certificate of Correction to Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on November 13, 2023)
3.10	Certificate of Change to Amended and Restated Articles of Incorporation (Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 28, 2023)
4.1	Form of Series A Warrant Agent Agreement including Form of Series A Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Form S-1/A filed on August 9, 2021)
4.2	Form of Representative’s Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Form S-1/A filed on August 9, 2021)
4.3	Form of Stock Certificate (Incorporated by reference to Exhibit 4.3 to the Company’s Form S-1/A filed on August 9, 2021)
4.4	2021 Equity Incentive Plan and forms of award agreements thereunder (Incorporated by reference to Exhibit 10.2 to the Company’s Form S-1/A filed on August 9, 2021)
4.5	Amended and Restated 2021 Omnibus Equity Incentive Plan (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2023)
4.6	Underwriting Agreement dated January 16, 2024 between DatChat, Inc. and EF Hutton LLC (Incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed on January 19, 2024)
4.7	Form of Pre-Funded Warrant (included as Exhibit A to Exhibit 1.1) (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on January 19, 2024)
4.8*	Description of Registrant’s Securities
10.1+	Employment Agreement between the Company and Brett Blumberg (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 16, 2022)
10.2	Form of Subscription and Investment Representation Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 7, 2023)
21.1*	Subsidiaries
23.1*	Consent of Salberg & Company, P.A.
23.2*	Consent of D. Brooks CPAs, P.A.
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	DatChat, Inc. Clawback Policy
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File - the cover page of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 is formatted in Inline XBRL

*	Filed herewith.
+	Indicates a management contract or any compensatory plan, contract or arrangement.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of March, 2024.

DATCHAT, INC.

/s/ Darin Myman
Darin Myman
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Brett Blumberg
Brett Blumberg
Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints, Darin Myman, as his or her attorney-in-fact, with full power of substitution and resubstitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Darin Myman	Chief Executive Officer and Director	March 29, 2024
Darin Myman	(Principal Executive Officer)

/s/ Brett Blumberg	Chief Financial Officer	March 29, 2024
Brett Blumberg	(Principal Financial and Accounting Officer)

/s/ Peter Shelus	Chief Technology Officer and Director	March 29, 2024
Peter Shelus

/s/ Wayne D. Linsley	Director	March 29, 2024
Wayne D. Linsley

/s/ Joseph Nelson	Director	March 29, 2024
Joseph Nelson

/s/ Carly Luogameno	Director	March 29, 2024
Carly Luogameno

DATCHAT, INC. AND SUBSIDIARIES AND CONSOLIDATED ENTITIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:

DatChat, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of DatChat, Inc. and subsidiaries and consolidated entities (the “Company”) as of December 31, 2023, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered operating losses since inception and in fiscal 2023 has a net loss of $8,404,970 and cash used in operations of $6,529,277. The Company also had an accumulated deficit as of December 31, 2023 of $48,134,088. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7326

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting Treatment of Certain Entities

As described in footnote 1 “Variable Interest Entities” to the consolidated financial statements, the Company consolidated the two Metabizz entities as variable interest entities (VIE) starting in February 2023. The determination of whether an entity is a variable interest entity, whether the Company is the primary beneficiary, when to start consolidation into the Company and the initial consolidation accounting including any fair value valuations of the initial assets and liabilities to be consolidated on the initial consolidation date, can be a complex analysis that involves significant quantitative and qualitative judgments.

We identified the above determinations as a critical audit matter. Auditing management’s analysis and judgments regarding the above determinations was especially challenging.

The primary procedures we performed to address this critical audit matter included (a) reviewed authoritative and interpretive literature about variable interest entities, (b) audited management’s analysis as to whether the Metabizz entities were variable interest entities and whether the Company is the primary beneficiary, (c) audited management’s analysis of when to begin consolidation, (d) audited management’s valuation of the fair value of assets and liabilities to be consolidated on the initial consolidation date and (e) audited management’s analysis as to the initial consolidation accounting. We agreed with management’s conclusions.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2023.

Boca Raton, Florida

March 29, 2024

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7326

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of DatChat, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of DatChat, Inc. (the Company) as of December 31, 2022 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2022 and related notes (collectively referred to as the consolidated financial statements).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 the results of its operations and its cash flows for the years ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ D. Brooks and Associates CPAs, P.A.

D. Brooks and Associates CPAs, P.A.

We have served as the Company’s auditor since 2016.

Palm Beach Gardens, Florida

March 31, 2023, except for the evaluation of the retroactive effect of the reverse stock split described in Note 1, which is as of March 29, 2024

DATCHAT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$953,362	$1,732,956
Short-term investments, at fair value	5,236,781	11,007,997
Accounts receivable	183	384
Prepaid expenses	185,675	134,752

Total Current Assets	6,376,001	12,876,089

OTHER ASSETS:
Property and equipment, net	56,565	79,694
Digital currencies and other digital assets	-	23,381
Operating lease right-of-use asset, net	73,977	134,526

Total Other Assets	130,542	237,601

Total Assets	$6,506,543	$13,113,690

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$322,762	$404,600
Operating lease liability, current portion	83,674	67,338
Contract liabilities	118	186
Due to related party	-	1,315

Total Current Liabilities	406,554	473,439

LONG-TERM LIABILITIES:
Operating lease liability, less current portion	-	83,675

Total Long-Term Liabilities	-	83,675

Total Liabilities	406,554	557,114

Commitments and Contingencies (Note 8)

STOCKHOLDERS’ EQUITY:
Preferred stock ($0.0001 par value; 20,000,000 shares authorized)
Series A Preferred stock ($0.0001 Par Value;1 Share designated; none issued and outstanding on December 31, 2023 and 2022)	-	-
Series B Preferred stock ($0.0001 Par Value;2,000,000 Share designated; 2,000,000 and none issued and outstanding on December 31, 2023 and 2022, respectively)	200	-
Common stock ($0.0001 par value; 180,000,000 shares authorized; 2,103,321 and 2,059,717 shares issued and 2,036,376 and 2,059,717 shares outstanding on December 31, 2023 and 2022, respectively)	210	206
Common stock to be issued (139 shares on December 31, 2023 and 2022)	-	-
Additional paid-in capital	54,597,083	52,285,488
Treasury stock, at cost (66,945 and 0 shares on December 31, 2023 and 2022, respectively)	(397,969)	-
Accumulated other comprehensive gain	34,553	-
Accumulated deficit	(48,134,088)	(39,729,118)

Total Stockholders’ Equity	6,099,989	12,556,576

Total Liabilities and Stockholders’ Equity	$6,506,543	$13,113,690

See accompanying notes to consolidated financial statements.

DATCHAT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended December 31,
	2023	2022

NET REVENUES	$672	$46,214

OPERATING EXPENSES:
Compensation and related expenses	4,760,180	6,551,776
Marketing and advertising expenses	388,444	828,736
Professional and consulting expenses	1,324,640	2,285,312
Research and development expense	1,351,415	514,957
General and administrative expenses	892,972	991,882
Impairment loss on property and equipment and intangible asset	43,671	981,000
Impairment loss on digital currencies and other digital assets	23,381	119,276

Total operating expenses	8,784,703	12,272,939

LOSS FROM OPERATIONS	(8,784,031)	(12,226,725)

OTHER INCOME (EXPENSES):
Interest income, net	9,281	12,305
Gain on initial consolidation of variable interest entities	42,737	-
Foreign currency loss	(102)	-
Realized gain on short-term investments	327,145	28,176
Unrealized gain (loss) on short-term investments	-	47,672

Total other income (expenses), net	379,061	88,153

NET LOSS	$(8,404,970)	$(12,138,572)

COMPREHENSIVE LOSS:
Net loss	$(8,404,970)	$(12,138,572)

Other comprehensive (loss) gain:
Unrealized (loss) gain on short-term investments	47,518	-
Unrealized foreign currency translation loss	(12,965)	-

Comprehensive loss	$(8,370,417)	$(12,138,572)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(4.14)	$(6.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	2,028,584	2,010,427

See accompanying notes to consolidated financial statements.

DATCHAT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Series B Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid-in	Treasury Stock		Accumulated other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Gain	Deficit	Equity

Balance, December 31, 2021	-	$-	1,959,717	$196	139	$-	$47,674,364	-	$-	$-	$(27,590,546)	$20,084,014

Accretion of stock based compensation in connection with stock option grants	-	-	-	-	-	-	3,173,401	-	-	-	-	3,173,401

Accretion of stock-based professional fees in connection with stock option grants and shares	-	-	-	-	-	-	347,733	-	-	-	-	347,733

Shares issued for asset acquisition	-	-	100,000	10	-	-	1,089,990	-	-	-	-	1,090,000

Net loss for the year	-	-	-	-	-	-	-	-	-	-	(12,138,572)	(12,138,572)

Balance, December 31, 2022	-	-	2,059,717	206	139	-	52,285,488	-	-	-	(39,729,118)	12,556,576

Accretion of stock based compensation in connection with stock option grants	-	-	-	-	-	-	2,002,777	-	-	-	-	2,002,777

Accretion of stock-based professional fees in connection with stock option grants and shares	-	-	-	-	-	-	108,022	-	-	-	-	108,022

Issuance of common stock for prepaid professional services	-	-	34,102	3	-	-	199,997	-	-	-	-	200,000

Sale of Series B preferred stock	2,000,000	200	-	-	-	-	800	-	-	-	-	1,000

Purchase of treasury stock	-	-	-	-	-	-	-	66,945	(397,969)	-	-	(397,969)

Accumulated other comprehensive gain	-	-	-	-	-	-	-	-	-	34,553	-	34,553

Rounding for reverse split	-	-	9,502	1	-	-	(1)	-	-	-	-	-

Net loss for the year	-	-	-	-	-	-	-	-	-	-	(8,404,970)	(8,404,970)

Balance, December 31, 2023	2,000,000	$200	2,103,321	$210	139	$-	$54,597,083	66,945	$(397,969)	$34,553	$(48,134,088)	$6,099,989

See accompanying notes to consolidated financial statements.

DATCHAT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,404,970)	$(12,138,572)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,943	127,501
Amortization of right of use asset	60,549	49,783
Stock-based compensation	2,002,777	3,173,401
Stock-based professional fees	251,302	347,733
Gain from initial consolidation of variable interest entities	(42,737)	-
Impairment loss on property and equipment and intangible asset	43,671	981,000
Impairment loss on digital currencies and other digital assets	23,381	119,276
Non-cash digital currency and other digital assets fees	-	13,739
Non-cash revenue from sale of Venvuu NFT digital asset	-	(36,394)
Realized gain on short-term investments	(327,145)	(28,176)
Unrealized loss on short-term investments	-	(47,672)
Changes in operating assets and liabilities:
Accounts receivable	201	(106)
Accounts receivable - related party	-	-
Prepaid expenses	5,797	242,221
Accounts payable and accrued expenses	(103,639)	61
Contract liabilities	(68)	(8,664)
Operating lease liability	(67,339)	(53,896)

NET CASH USED IN OPERATING ACTIVITIES	(6,529,277)	(7,258,765)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of short-term investments	14,745,000	9,910,000
Purchase of short-term investments, net	(8,599,121)	(20,842,149)
Purchases of property and equipment	(49,485)	(44,475)
Increase in cash from consolidation of variable interest entities	64,538	-
Proceeds from sale of digital currencies and other digital assets	-	743
Purchases of digital currencies and other digital assets	-	(233,245)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	6,160,932	(11,209,126)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances	-	20,294
Repayment of related party advances	(1,315)	(19,182)
Proceeds from sale of Series B preferred stock	1,000	-
Purchase of treasury stock	(397,969)	-

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(398,284)	1,112

NET DECREASE IN CASH AND CASH EQUIVALENTS	(766,629)	(18,466,779)

Effect of exchange rate changes on cash	(12,965)	-

CASH AND CASH EQUIVALENTS - beginning of year	1,732,956	20,199,735

CASH AND CASH EQUIVALENTS - end of year	$953,362	$1,732,956

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Digital currencies used to pay accounts payable	$-	$112,500
Common stock issued for future services	$200,000	$-
Issuance of common shares for intangible assets	$-	$1,090,000
Increase in short-term investments and accumulated other comprehensive gain	$47,518	$-

See accompanying notes to consolidated financial statements.

DATCHAT, INC. AND SUBSIDIARIES AND CONSOLIDATED ENTITIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023 and 2022

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

DatChat, Inc. (the “Company”) was incorporated in the State of Nevada on December 4, 2014 under the name of YssUp, Inc. On March 4, 2015, the Company’s corporate name was changed to Dat Chat, Inc. In August 2016, the Board of Directors of the Company approved to change the name of the Company from Dat Chat, Inc. to DatChat, Inc. The Company established a fiscal year end of December 31. The Company is a secure messaging, metaverse, and social media company that not only focuses on protecting privacy on personal devices, but also protects user information after it is shared with others. The Company believes that one’s right to privacy should not end the moment they click “send.” The Company’s flagship product, DatChat Messenger & Private Social Network, is a mobile application that gives users the ability to communicate with privacy and protection.

On June 16, 2022, the Company formed a wholly-owned subsidiary, SmarterVerse, Inc. (“SmarterVerse”), a company incorporated under the laws of the State of Nevada. On February 14, 2023, SmarterVerse entered into a subscription agreement with Metabizz, LLC. In connection with the subscription agreement, SmarterVerse sold Metabizz, LLC 8,000,000 shares of its common stock for $800, which was 40% of the issued and outstanding common shares of SmarterVerse. On October 2, 2023, pursuant to the Stock Purchase Agreement, SmarterVerse issued DatChat an additional 12,000,000 shares of its common stock for $500,000 in SmarterVerse expenses paid to MetaBizz on behalf of SmarterVerse Inc. by DatChat, Inc. Accordingly, as of December 31, 2023, Dat Chat, Inc. owns 75% of SmarterVerse. Based on the Company’s analysis, on February 14, 2023, Metabizz, LLC was determined to be a variable interest entity (see below). Metabizz, LLC was formed by a group of technology professionals to provide programming services only to SmarterVerse. One of the founders was the chief technology officer of SmarterVerse.

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

On September 19, 2023, the Company filed a Certificate of Change (the “Certificate of Change”) with the Secretary of State of the State of Nevada to effectuate a 1-for-10 reverse stock split (the “Reverse Stock Split”) of the Company’s issued and outstanding and authorized shares of common stock, par value $0.0001 per share (“Common Stock”). The Reverse Stock Split became effective on September 19, 2023. Proportional adjustments for the Reverse Stock Split were made to the Company’s outstanding stock options, warrants and equity incentive plans, and authorized shares. On December 27, 2023, the Company filed a Certificate of Change (the “Certificate of Change”) with the Secretary of State of the State of Nevada to increase the number of authorized common stock from 18,000,000 shares to 180,000,000 shares. All share and per-share data and amounts have been retroactively adjusted as of the earliest period presented in the consolidated financial statements to reflect the Reverse Stock Split.

Basis of presentation

The Company consolidates its subsidiaries that are wholly-owned and majority owned, and entities that are variable interest entities (“VIE”) where the Company is determined to be the primary beneficiary. The Company’s consolidated financial statements include the accounts of its wholly-owned subsidiaries, DatChat, Inc., DatChat Patents II, LLC, its majority owned subsidiary, SmarterVerse, and VIE entities, Metabizz, LLC and Metabizz SAS (collectively the “Company”). All intercompany accounts and transactions have been eliminated in consolidation.

The Company accounts for it noncontrolling interest in SmarterVerse in accordance with ASC Topic 810-10-45, which requires the Company to present noncontrolling interests as a separate component of total shareholders’ equity on the consolidated balance sheets and the consolidated net loss attributable to its noncontrolling interest be clearly identified and presented on the face of the consolidated statements of operations. However, since Metabizz, LLC and Metabizz SAS are consolidated as VIE’s, any noncontrolling interest eliminates in consolidation.

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

DATCHAT, INC. AND SUBSIDIARIES AND CONSOLIDATED ENTITIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023 and 2022

Based on the Company’s analysis, on February 14, 2023, Metabizz, LLC, a Florida corporation, and Metabizz SAS, a company incorporated under the laws of Columbia (collectively “Metabizz”), were determined to be VIE entities in accordance with ASC 810-10-25-22 because the equity owners in Metabizz do not have the characteristics of a controlling financial interest and the initial equity investments in these entities may be or are insufficient to meet or sustain its operations without additional subordinated financial support from DatChat. The equity owners of Metabizz have only a nominal equity investment at risk, and the Company absorbs or receives a majority of the entity’s expected losses or benefits. The Company participates significantly in the design of Metabizz. The Company has provided working capital advances to Metabizz to allow Metabizz to fund its day to day obligations. Substantially all of the activities of Metabizz are conducted for the Company’s benefit, as evidenced by the fact that the operations of Metabizz consists of development of software and technologies to be used by SmarterVerse and the Company provides work capital to Metabizz to pay employees and independent contractors to perform the development services on behalf of the Company. Repayment of the working capital advances is not guaranteed by the equity owner of Metabizz and creditors of Metabizz do not have recourse against the Company. Accordingly, the Company is required to consolidate the assets, liabilities, revenues and expenses of Metabizz using the fair value method. Additionally, the managing partner of Metabizz is also the Chief Innovation Officer of SmarterVerse. Since Metabizz, LLC and Metabizz SAS are considered VIE’s, any noncontrolling interest eliminates in consolidation.

In connection with the initial consolidation of Metabizz, on February 14, 2023 (the initial consolidation date), the Company recorded a gain on initial consolidation of variable interest entities of $42,737.

The Company’s consolidated balance sheets included the following assets and liabilities from its VIEs:

	December 31,	February 14,
	2023	2023
Cash	$5,862	$64,538
Total assets	$5,862	$64,538

Due to DatChat and SmarterVerse (eliminates in consolidation)	$1,023,746	$21,801
Total liabilities	$1,023,746	$21,801

Going concern

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $8,404,970 for the year ended December 31, 2023. Net cash used in operations was $6,529,277 for the year ended December 31, 2023. Additionally, as of December 31, 2023, the Company had an accumulated deficit of $48,134,088 and has generated minimal revenues since inception. As of December 31, 2023, the Company had working capital of $5,969,447, including cash of $953,362 and short-term investments of $5,236,781. Additionally, on January 16, 2024, the Company entered into an underwriting agreement with EF Hutton LLC (the “Representative”), as the representative of the underwriters named therein (the “Underwriters”), relating to an underwritten public offering (the “Offering”) of 382,972 shares of the Company’s common stock, and pre-funded warrants to purchase up to 590,000 shares of the Company’s common stock. In connection with this Offering, the Company received net proceeds of $1,437,940 (See Note 10). These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund our operations in the future. Although the Company has historically raised capital from sales of common shares, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the consolidated financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates include assumptions used in assessing impairment of long-term assets, the valuation of intangible assets, the valuation of digital currencies and other digital assets, the valuation of lease liabilities and related right of use assets, the valuation of short-term investments, the valuation of deferred tax assets, the fair value of assets and liabilities of VIE’s on the initial VIE consolidation date, and the fair value of non-cash equity transactions.

DATCHAT, INC. AND SUBSIDIARIES AND CONSOLIDATED ENTITIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023 and 2022

Cash and cash equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company’s account at this institution is insured by the FDIC up to $250,000. On December 31, 2023 and 2022, the Company had cash in excess of FDIC limits of approximately $446,379 and $1,406,033, respectively. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits. Any material loss that the Company may experience in the future could have an adverse effect on its ability to pay its operational expenses or make other payments and may require the Company to move its cash to other high quality financial institutions. Currently, the Company is reviewing its bank relationships in order to mitigate its risk to ensure that its exposure is limited or reduced to the FDIC protection limits.

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

The following table represents the Company’s fair value hierarchy of its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022.

	December 31, 2023			December 31, 2022
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Short-term investments	$5,236,781	$-	$-	$11,007,997	$-	$-

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

During the year ended December 31, 2023, the Company recorded an unrealized gain of $34,553, which is included in accumulated other comprehensive gain on the accompanying consolidated balance sheet and as a component of the consolidated statements of comprehensive loss. During the year ended December 31, 2023 and 2022, the Company recorded an unrealized gain on short-term investments of $0 and $47,672, which was reflected on the accompanying consolidated statements of operation and comprehensive loss.

Accounts receivable

The Company recognizes an allowance for losses on accounts receivable and notes receivable in an amount equal to the estimated probable losses net of recoveries under the current expected credit loss method. The allowance is based on an analysis of historical bad debt experience, current receivables aging and expected future write-offs, as well as an assessment of specific identifiable customer accounts and notes receivable considered at risk or uncollectible. On January 1, 2023, the Company adopted ASC 326, “Financial Instruments - Credit Losses”. In accordance with ASC 326, an allowance is maintained for estimated forward-looking losses resulting from the possible inability of customers to make required payments (current expected losses). The amount of the allowance is determined principally on the basis of past collection experience and known financial factors regarding specific customers. The expense associated with the allowance for doubtful accounts on accounts receivable is recognized in general and administrative expenses. As of December 31, 2023 and 2022, accounts receivable amounted to $183 and $384, respectively, and for the years ended December 31, 2023 and 2022, the Company did not recognize any bad debt expense.

DATCHAT, INC. AND SUBSIDIARIES AND CONSOLIDATED ENTITIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023 and 2022

Accounting for digital currencies and other digital assets

The Company purchased Ethereum cryptocurrency (“Ethereum”) and other digital assets and accepted Ethereum as a form of payment for non-fungible tokens sales (NFTs). The Company accounts for these digital assets held as the result of the purchase or receipt of Ethereum and other digital assets, as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other (“ASC 350”). The Company has ownership of and control over its digital currencies and digital assets and the Company may use third-party custodial services to secure them. The digital currencies and digital assets are initially recorded at cost and are subsequently remeasured, net of any impairment losses incurred since acquisition. The Company believes that digital currencies and other digital assets meet the definition of indefinite-lived intangible assets and accounts for them at historical cost less impairment, applying the guidance in ASC 350. The Company monitors any standard-setting, regulatory or technological developments that may affect the Company’s accounting for digital currencies or its controls and processes related to digital currencies. Digital currencies are included in long-term assets in the consolidated balance sheet.

The Company determines the fair value of its digital currencies and other digital assets on a nonrecurring basis in accordance with ASC 820, Fair Value Measurement, based on quoted prices on the active exchange(s) that it has determined is the principal market for Ethereum (Level 1 inputs) and other digital assets. The Company performs an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted prices on active exchanges, indicate that it is more likely than not that its digital assets are impaired. In determining if an impairment has occurred, the Company considers the lowest market price quoted on an active exchange since acquiring the respective digital asset. If the then current carrying value of a digital asset exceeds the fair value, an impairment loss has occurred with respect to those digital assets in the amount equal to the difference between their carrying values and the fair value. The impaired digital assets are written down to their fair value at the time of impairment and this new cost basis will not be adjusted upward for any subsequent increase in fair value. Gains are not recorded until realized upon sale, at which point they are presented net of any impairment losses for the same digital assets held. In determining the gain or loss to be recognized upon sale, the Company calculates the difference between the sales price and carrying value of the digital assets sold immediately prior to sale. Impairment losses and gains or losses on sales are recognized within operating expenses in the consolidated statements of operations. During the years ended December 31, 2023 and 2022, the Company recorded an impairment loss of $23,381 and $119,276, respectively, which consists of the impairment of virtual real estate and digital currencies. Based on the Company’s impairment analysis, the decrease in value of the virtual real estate and digital currencies, which was based on the lowest market price quoted on an active exchange, was deemed to be other than temporary. Additionally, the Company determined that it will not utilize its virtual real estate.

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

Capitalized internal-use software costs

Costs incurred to develop internal-use software, including Metaverse software development, are expensed as incurred during the preliminary project stage. Internal-use software development costs are capitalized during the application development stage, which is after: (i) the preliminary project stage is completed; and (ii) management authorizes and commits to funding the project and it is probable the project will be completed and used to perform the function intended. Capitalization ceases at the point the software project is substantially complete and ready for its intended use, and after all substantial testing is completed. Upgrades and enhancements are capitalized if it is probable that those expenditures will result in additional functionality. Amortization is provided for on a straight-line basis over the expected useful life of the internal-use software development costs and related upgrades and enhancements. When existing software is replaced with new software, the unamortized costs of the old software are expensed when the new software is ready for its intended use. Software development costs incurred during the years ended December 31, 2023 and 2022 were expensed since the Metaverse software development project is in the preliminary project stage. Such costs are included in research and development costs on the accompanying consolidated statement of operations and were incurred with Metabizz (see Note 6).

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

DATCHAT, INC. AND SUBSIDIARIES AND CONSOLIDATED ENTITIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023 and 2022

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

In accordance with ASU Topic 606 - Revenue from Contracts with Customers, the Company recognizes revenue in accordance with that core principle by applying the following steps:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

The Company recognizes revenues from subscription fees on the Company’s messaging application in the month they are earned. Annual and lifetime subscription payments received that are related to future periods are recorded as deferred revenue to be recognized as revenues over the contract term or period. Lifetime subscriptions are being recognized to revenues over the estimated useful life of the subscription of 12 months.

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

The Company tracks its revenue by product. The following table summarizes revenue by product for the years ended December 31, 2023 and 2022:

	For the Year Ended December 31,
	2023	2022
Subscription revenues	$672	$9,820
NFT revenues	-	36,394
Total	$672	$46,214

Research and Development

Research and development costs incurred in the development of the Company’s products are expensed as incurred and include costs such as outside development costs, salaries and other allocated costs incurred. During the years ended December 31, 2023 and 2022, research and development costs incurred in the development of the Company’s software products were $1,351,415 and $514,957, respectively. Research and development costs are included in research and development expense on the accompanying consolidated statements of operations.

Advertising Costs

The Company applies ASC 720 “Other Expenses” to account for advertising related costs. Pursuant to ASC 720-35-25-1, the Company expenses the advertising costs as they are incurred. Advertising costs were $388,444 and $828,736 for the years ended December 31, 2023 and 2022, respectively, and are included in marketing and advertising expenses on the consolidated statements of operations.

DATCHAT, INC. AND SUBSIDIARIES AND CONSOLIDATED ENTITIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023 and 2022

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

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. Except for Metabizz SAS, the functional currency of the Company is the U.S. dollar. The functional currency of the Company’s VIE, Metabizz SAS, is the Columbian Peso (“COP”). For Metabizz SAS, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. The cumulative translation adjustment and effect of exchange rate changes on cash for the year ended December 31, 2023 was $12,965. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency included in the results of operations as incurred.

For Metabizz SAS, which is located in Columbia, asset and liability accounts on December 31, 2023 were translated at 0.0002582 COP to $1.00, which was the exchange rate on the balance sheet date, and results of operations and cash flows are translated at the average exchange rates during the period of 0.00023415 COP to $1.00.

DATCHAT, INC. AND SUBSIDIARIES AND CONSOLIDATED ENTITIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023 and 2022

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

	December 31,
	2023	2022
Common stock equivalents:
Common stock warrants	67,385	67,385
Common stock options	158,670	160,420
Total	226,055	227,805

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on its financial statements.

NOTE 2 – SHORT-TERM INVESTMENTS

On December 31, 2023 and 2022, the Company’s short-term investments consisted of the following:

	December 31, 2023			December 31, 2022
	Cost	Unrealized Gain	Fair Value	Cost	Unrealized Gain (Loss)	Fair Value
US Treasury bills	$5,189,263	$47,518	$5,236,781	$10,715,325	$48,226	$10,763,551
Certificates of deposit	-	-	-	245,000	(554)	244,446

Total short-term investments	$5,189,263	$47,518	$5,236,781	$10,960,325	$47,672	$11,007,997

As of December 31, 2023, short-term investments mature between January 2024 and May 2024.

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

DATCHAT, INC. AND SUBSIDIARIES AND CONSOLIDATED ENTITIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023 and 2022

NOTE 4 – OPERATING LEASE RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

In January 2019, the Company renewed and extended the term of its lease facility for another three-year period from January 2019 to December 2021 starting with a monthly base rent of $2,567 plus a pro rata share of operating expenses beginning January 2019. The base rent was subject to annual increases beginning the 2nd and 3rd lease year as defined in the lease agreement. In addition to the monthly base rent, the Company is charged separately for common area maintenance which is considered a non-lease component. These non-lease component payments are expensed as incurred and are not included in operating lease assets or liabilities. On August 27, 2021, the Company entered into an amendment agreement with the same landlord to modify the facility lease to relocate and increase the square footage of the lease premises. The term of the lease commenced on October 1, 2021 and will expire on December 31, 2024 with a new monthly base rent of $7,156 plus a pro rata share of operating expenses beginning January 2022. The base rent will be subject to 3% annual increases beginning in the 2nd and 3rd lease year as defined in the amended lease agreement. For the years ended December 31, 2023 and 2022, rent expense amounted to $95,310 and $94,924, respectively, and were included in general and administrative expenses.

On August 27, 2021, upon the execution of the amendment agreement, the Company recorded right-of-use assets and operating lease liabilities of $198,898. The remaining lease term for the operating lease is 12 months as of December 31, 2023 and the incremental borrowing rate is 18.0% (based on historical borrowing rates).

Right-of- use assets are summarized below:

	December 31, 2023	December 31, 2022
Office lease	$198,898	$198,898
Less accumulated amortization	(124,921)	(64,372)
Right-of-use asset, net	$73,977	$134,526

Operating Lease liabilities are summarized below:

	December 31, 2023	December 31, 2022
Office lease	$198,898	$198,898
Reduction of lease liability	(115,224)	(47,885)
Total lease liability	83,674	151,013
Less: current portion	83,674	67,338
Long term portion of lease liability	$-	$83,675

Minimum lease payments under the non-cancelable operating lease on December 31, 2023 are as follows:

For the year ended December 31:
2024	$92,100
Total	92,100
Less: present value discount	(8,426)
Total operating lease liability	$83,674

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

DATCHAT, INC. AND SUBSIDIARIES AND CONSOLIDATED ENTITIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023 and 2022

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

NOTE 6 – RELATED PARTY TRANSACTIONS

Due to Related Party

The Company’s officer, Mr. Darin Myman, from time to time, provides advances to the Company for working capital purposes. On December 31, 2023 and 2022, the Company had a payable to the officer of $0 and $1,315, respectively, which is presented as due to related party on the consolidated balance sheets. These advances are short-term in nature and non-interest bearing. During the year ended December 31, 2023, the Company repaid $1,315.

Research and Development

On July 19, 2022, the Company entered into a software development agreement with Metabizz. On February 14, 2023, the Company began consolidating Metabizz as VIEs. For the period from January 1, 2023 to date of consolidation (February 14, 2023), the Company paid Metabizz $185,600 for software development services which is included in research and development expense on the accompanying consolidated statements of operations.

Other

See Note 8 for Employment Agreement with the Company’s chief executive officer, Darin Myman.

During the years ended December 31, 2023 and 2022, the wife of the Company’s chief executive officer was employed as an executive secretary and earned $72,000 and $51,500, respectively.

NOTE 7 – STOCKHOLDERS’ EQUITY

Shares Authorized

On September 19, 2023, the Company filed a Certificate of Change (the “Certificate of Change”) with the Secretary of State of the State of Nevada to effectuate a 1-for-10 reverse stock split (the “Reverse Stock Split”) of the Company’s issued and outstanding and authorized shares of common stock, par value $0.0001 per share (“Common Stock”). The Reverse Stock Split became effective on September 19, 2023. Proportional adjustments for the Reverse Stock Split were made to the Company’s outstanding stock options, warrants and equity incentive plans, and authorized shares.

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

On December 27, 2023, the Company filed a Certificate of Change (the “Certificate of Change”) with the Secretary of State of the State of Nevada to increase the number of authorized common stock from 18,000,000 shares to 180,000,000 shares.

All share and per-share data and amounts have been retroactively adjusted as of the earliest period presented in the consolidated financial statements to reflect the Reverse Stock Split.

The authorized capital stock consists of 200,000,000 shares, of which 180,000,000 are shares of common stock and 20,000,000 are shares of preferred stock.

DATCHAT, INC. AND SUBSIDIARIES AND CONSOLIDATED ENTITIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023 and 2022

2021 Omnibus Equity Incentive Plan

On July 26, 2021, the Company adopted the 2021 Omnibus Equity Incentive Plan, and authorized the reservation of 200,000 shares of common stock for future issuances under the plan. The Plan provides that the Company may grant options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards or any combination of the foregoing. On December 19, 2022, Company held its 2022 annual meeting of stockholders, and the shareholders approved to amend the Company’s 2021 Omnibus Equity Incentive Plan to increase the number of shares reserved for issuance thereunder to 300,000 shares from 200,000. On November 10, 2023, the board of directors of the Company approved the adoption of the Amended and Restated 2021 Omnibus Equity Incentive Plan, the sole purpose of which was to remove any inadvertent references to the Company being a Delaware corporation or the 2021 Omnibus Equity Incentive Plan being governed under Delaware law and to properly state that the Company is a Nevada corporation and that the 2021 Omnibus Equity Incentive Plan is governed by Nevada law.

Preferred Stock

Series A Preferred Stock

In August 2016, the Company designated one share of Series A Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), which has a stated value equal to $1.00 as may be adjusted for any stock dividends, combinations or splits. Each one (1) share of the Series A Preferred Stock shall have voting rights equal to (x) the total issued and outstanding Common Stock eligible to vote at the time of the respective vote divided by (y) forty-nine one hundredths (0.49) minus (z) the total issued and outstanding Common Stock eligible to vote at the time of the respective vote. The Series A Preferred Stock does not convert into securities of the Company. The Series A Preferred Stock does not contain any redemption provision. In the event of liquidation of the Company, the holder of Series A Preferred shall not have any priority or preferences with respect to any distribution of any assets of the Company and shall be entitled to receive equally with the holders of the Company’s common stock. As of December 31, 2023 and 2022, there were no Series A Preferred Stock outstanding.

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

On August 4, 2023, the Company issued 2,000,000 of Series B preferred for aggregate cash of $1,000.

Common Stock

Common Stock Issued for Acquisition

Pursuant to the Merger Agreement, in 2022, the Company acquired all the issued and outstanding shares of Avila in consideration of the issuance of an aggregate of 100,000 shares of the Company’s common stock. These shares were value at $1,090,000, or $10.90 per share, based on the quoted closing price of the Company’s common stock on the measurement date (See Note 3).

DATCHAT, INC. AND SUBSIDIARIES AND CONSOLIDATED ENTITIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023 and 2022

2023 Stock Repurchase Plan

On January 6, 2023, the Board of Directors of the Company approved a stock repurchase program authorizing the purchase of up to $2 million of the Company’s common stock (the “2023 Stock Repurchase Program”). In connection with the 2023 Stock Repurchase Program, during the year ended December 31, 2023, the Company purchased 66,945 shares of its common stock for $397,969, or at an average price of $5.94 per share, which has been reflected as treasury stock on the accompanying consolidated balance sheet on December 31, 2023.

Common Stock Issued for Professional Services

In February 2021, the Company entered into a one-year Advisory Board Agreement with an individual who will act as an advisor to the Company’s Board. In accordance with this agreement the Company issued 10,000 shares of its common stock as consideration for the services provided. The Company valued these common shares at a fair value of $400,000 or $40.00 per common share based on sales of common stock in the recent private placement. During the year ended December 31, 2022, the Company recorded stock-based consulting fees of $50,000, which was included in professional and consulting expenses in the accompanying statements of operations.

On March 6, 2023, the Company entered into a six-month consulting agreement with an entity for investor relations services. In connection with this consulting agreement, the Company issued 14,300 restricted common shares of the Company to the consultant. These shares vest immediately. These shares were valued at $100,000, or $6.99 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. In connection with this consulting agreement, during the year ended December 31, 2023, the Company recorded stock-based professional fees of $100,000.

On July 25, 2023, the Company issued 19,802 of its common shares pursuant to a one-year consulting agreement. These shares were valued at $100,000, or a per share price of $5.05, based on the quoted closing price of the Company’s common stock on the measurement date. In connection with these shares, during the year ended December 31, 2023, the Company recorded stock-based professional fees of $43,280 with the remaining $56,720 recorded as a prepaid asset as of December 31, 2023, which will be amortized into stock-based professional fees over the remaining term.

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

DATCHAT, INC. AND SUBSIDIARIES AND CONSOLIDATED ENTITIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023 and 2022

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

During the year ended December 31, 2023, certain employees and consultants were terminated. Accordingly, 33,775 unvested options were forfeited and $133,190 of previously recognized stock-based compensation and $26,144 of previously recognized stock-based professional fees was reversed.

During the year ended December 31, 2023, accretion of stock-based expense related to stock options, which is net of the reversal of previously recognized stock-based expense due to forfeiture, amounted to $2,110,799 of which $2,002,777 was recorded in compensation and related expenses and $108,022 was recorded in professional and consulting expenses as reflected in the consolidated statements of operations. During the year ended December 31, 2022, the Company recognized total stock-based expenses related to stock options of $3,471,134 of which $3,173,401 was recorded in compensation and related expenses and $297,733 was recorded in professional and consulting expenses as reflected in the statements of operations. As of December 31, 2023, a balance of $94,606 remains to be expensed over future vesting periods related to unvested stock options issued for services to be expensed over a weighted average period of 0.68 years.

During the years ended December 31, 2023 and 2022, the stock options were valued at the grant date using a Black-Scholes option pricing model with the following assumptions. The simplified method was used for the expected option term and expected volatility was based on historical volatility:

	2023	2022
Dividend rate	—%	—%
Term (in years)	3 years	2 to 3 years
Volatility	137.0% to 168.0%	155.8% to 160.0%
Risk—free interest rate	3.96% - 4.73%	1.53% to 2.93%

The following is a summary of the Company’s stock option activity for the years ended December 31, 2023 and 2022 as presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance on December 31, 2021	105,420	$146.60	4.64
Granted	56,000	40.00	-
Cancelled	(1,000)	(62.50)	-
Balance on December 31, 2022	160,420	109.90	3.91
Granted	39,000	13.14	-
Cancelled	(40,750)	35.35	-
Balance on December 31, 2023	158,670	$105.30	3.12
Options exercisable on December 31, 2023	136,795	$116.87	3.03
Weighted average fair value of options granted during the 2023 period		$4.76

On December 31, 2023, the aggregate intrinsic value of options outstanding was $0.

DATCHAT, INC. AND SUBSIDIARIES AND CONSOLIDATED ENTITIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023 and 2022

Common Stock Warrants

During the year ended December 31, 2022, 6,250 warrants expired and were cancelled pursuant to its terms.

A summary of the Company’s outstanding stock warrants, including 44,252 Series A public warrants, is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance on December 31, 2021	73,635	$45.90	4.30
Cancelled	(6,250)
Balance on December 31, 2022	67,385	49.80	3.65
Granted	-	-	-
Balance on December 31, 2023	67,385	49.80	2.65
Warrants exercisable on December 31, 2023	67,385	$49.80	2.65

On December 31, 2023, the aggregate intrinsic value of warrants outstanding was $0.

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

During the years ended December 31, 2023 and 2022, the compensation committee of the board of directors of the Company approved and the Company recorded a bonus to the Company’s chief executive officer in the amount of $300,000 and $0, respectively.

NOTE 9 – INCOME TAXES

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets on December 31, 2023 and 2022 consist of net operating loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income.

DATCHAT, INC. AND SUBSIDIARIES AND CONSOLIDATED ENTITIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023 and 2022

The Company has incurred aggregate net operating losses of approximately $26,782,280 for income tax purposes as of December 31, 2023. The net operating losses carry forward for United States income taxes, which may be available to reduce future years’ taxable income. Management believes that the realization of the benefits from these losses appears unlikely due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset resulting from the net operating losses to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as necessary.

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the years ended December 31, 2023 and 2022 were as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Income tax benefit at U.S. statutory rate	$(1,765,044)	$(2,549,100)
Income tax benefit – State	(420,248)	(606,929)
Non-deductible (income) expenses	587,344	1,170,555
Change in valuation allowance	1,597,948	1,985,474
Total provision for income tax	$-	$-

The Company’s approximate net deferred tax asset on December 31, 2023 and 2022 was as follows:

Deferred Tax Asset:	December 31, 2023	December 31, 2022
Net operating loss carryforward	$6,963,393	$5,365,445
Valuation allowance	(6,963,393)	(5,365,445)
Net deferred tax asset	$-	$-

Of the $26,782,280 of available net operating losses, $1,403,306 begins to expire in 2034 and $25,378,974 which were generated after 2018 can be utilized indefinitely subject to annual usage limitations.

The Company provided a valuation allowance equal to the deferred income tax asset for the years ended December 31, 2023 and 2022 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. The increase in the allowance was $1,597,948 and $1,985,474 in years 2023 and 2022.

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

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2020, 2021, 2022 and 2023 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

NOTE 10 – SUBSEQUENT EVENTS

Related Party Transaction

On January 10, 2024, VR Interactive LLC (“VR Interactive”), a company 45% owned by Darin Myman, the Company’s CEO and 3.75% owned by Peter Shelus, the Company’s chief technology officer and director, purchased 8,000,000 shares of SmarterVerse from the MetaBizz shareholders for cash amounting to $120,000. Mr. Myman is partner in VR Interactive. Therefore, VR Interactive, a related party, became a 25% non-controlling interest in SmarterVerse.

SmarterVerse Name Change

On February 14, 2024, SmarterVerse filed a Certificate of Amendment with the State of Nevada to change its name to Dragon Interactive Corporation.

Sale of Common Stock and Warrants

On January 16, 2024, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with EF Hutton LLC (the “Representative”), as the representative of the underwriters named therein (the “Underwriters”), relating to an underwritten public offering (the “Offering”) of 382,972 shares of the Company’s common stock (the “Shares”) and pre-funded warrants to purchase up to 590,000 shares of Common Stock (the “Pre-Funded Warrants”). The public offering price for each share of Common Stock was $1.85 for aggregate gross proceeds of $708,498, and public offering price for the Pre-Funded Warrants was $1.8499 for each Pre-Funded Warrant for aggregate gross proceeds of $1,091,441. In connection with this Offering, the Company raised aggregate gross proceeds of $1,799,939 and received net proceeds of $1,437,940, net of Underwriters discounts and offering costs of $261,999 and legal fees of $100,000.

DATCHAT, INC. AND SUBSIDIARIES AND CONSOLIDATED ENTITIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023 and 2022

The per share exercise price for the Pre-Funded Warrants was $0.0001 and the Pre-Funded Warrants were exercisable immediately. The Underwriters immediately exercised the 590,000 Pre-Funded Warrants and the Underwriters received 589,981 shares of Common Stock since the exercise was cashless. The Pre-Funded Warrants are not and will not be listed for trading on any national securities exchange or other nationally recognized trading system.

The Company intends to use the net proceeds from the Offering (excluding any proceeds from any Pre-Funded Warrant exercises) for general corporate purposes, for sales and marketing and for research and development.

The Underwriting Agreement contains customary representations, warranties and covenants made by the Company. It also provides for customary indemnification by each of the Company and the Underwriters, severally and not jointly, for losses or damages arising out of or in connection with the Offering, including for liabilities under the Securities Act of 1933, as amended, other obligations of the parties and termination provisions. In addition, pursuant to the terms of the Underwriting Agreement, each of the Company’s directors and executive officers have entered into “lock-up” agreements with the Representative that generally prohibit, without the prior written consent of the Representative and subject to certain exceptions, the sale, transfer or other disposition of securities of the Company until July 17, 2024. Further, pursuant to the terms of the Underwriting Agreement, the Company has agreed for a period of 180-days from the closing date, subject to certain exceptions, not to issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of capital stock of the Company or any securities convertible or exercisable or exchangeable for shares of capital stock of the Company; (ii) file any registration statement; (iii) complete any offering of debt securities of the Company, other than entering into a line of credit with a traditional bank, or (iv) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of capital stock of the Company.

Executive Bonus

On January 24, 2024, the compensation committee of the board of directors of the Company approved and the Company paid a one-time bonus to the Company’s chief executive officer in the amount of $300,000.

SmarterVerse Shares for Services

On January 25, 2024, SmarterVerse entered into a 21-month consulting agreement with an individual for business development, financial and market due diligence services to be rendered over the term of the agreement. In connection with this consulting agreement, SmarterVerse issued 1,500,000 of its shares for services to be rendered.