Form 10-Q
period 2024-03-31
DatChat, Inc.
filed 2024-05-14
CIK 1648960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 14, 2024, there were 3,009,329 shares of common stock, par value $0.0001 per share, outstanding.

DATCHAT, INC.

FORM 10-Q

March 31, 2024

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

Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed throughout our Annual Report on Form 10-K as filed with the SEC on March 29, 2024. Some of the risks, uncertainties and assumptions that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, but are not limited to:

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

The foregoing list sets forth some, but not all, of the factors that could affect our ability to achieve results described in any forward-looking statements. You should read this Quarterly Report on Form 10-Q and the documents that we reference herein and have filed as exhibits our Annual Report on Form 10-K, completely and with the understanding that our actual future results may be materially different from what we expect. You should assume that the information appearing in this Quarterly Report on Form 10-Q is accurate as of the date hereof. Because the risk factors referred to in our Annual Report on Form 10-K, as filed with the SEC on March 29, 2024, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all the information presented in this Quarterly Report on Form 10-Q, and particularly our forward-looking statements, by these cautionary statements.

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DATCHAT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$249,983	$953,362
Short-term investments, at fair value	5,836,175	5,236,781
Accounts receivable	200	183
Prepaid expenses	230,530	185,675

Total Current Assets	6,316,888	6,376,001

N0N-CURRENT ASSETS:
Property and equipment, net	50,783	56,565
Operating lease right-of-use asset, net	56,854	73,977

Total Non-current Assets	107,637	130,542

Total Assets	$6,424,525	$6,506,543

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$384,449	$322,762
Operating lease liability	64,298	83,674
Contract liabilities	162	118

Total Current Liabilities	448,909	406,554

Total Liabilities	448,909	406,554

Commitments and Contingencies (Note 6)

STOCKHOLDERS’ EQUITY:
Preferred stock ($0.0001 par value; 20,000,000 shares authorized)
Series A Preferred stock ($0.0001 Par Value; 1 Share designated; none issued and outstanding on March 31, 2024 and December 31, 2023)	-	-
Series B Preferred stock ($0.0001 Par Value; 2,000,000 Share designated; 2,000,000 issued and outstanding on March 31, 2024 and December 31, 2023)	200	200
Common stock ($0.0001 par value; 180,000,000 shares authorized; 3,076,274 and 2,103,321 shares issued and 3,009,329 and 2,036,376 shares outstanding on March 31, 2024 and December 31, 2023, respectively)	308	210
Common stock to be issued (139 shares on March 31, 2024 and December 31, 2023)	-	-
Additional paid-in capital	56,511,333	54,597,083
Treasury stock, at cost (66,945 shares on March 31, 2024 and December 31, 2023)	(397,969)	(397,969)
Accumulated other comprehensive gain	-	34,553
Accumulated deficit	(49,271,900)	(48,134,088)
Total DatChat, Inc. Stockholders’ Equity	6,841,972	6,099,989
Noncontrolling interest	(866,356)	-

Total Stockholders’ Equity	5,975,616	6,099,989

Total Liabilities and Stockholders’ Equity	$6,424,525	$6,506,543

See accompanying notes to unaudited consolidated financial statements.

DATCHAT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023

NET REVENUES	$131	$154

OPERATING EXPENSES:
Compensation and related expenses	897,664	1,549,692
Marketing and advertising expenses	34,717	113,803
Professional and consulting expenses	253,625	255,920
Research and development expense	233,918	282,773
General and administrative expenses	243,626	197,102
Impairment loss on digital currencies and other digital assets	-	23,381

Total operating expenses	1,663,550	2,422,671

LOSS FROM OPERATIONS	(1,663,419)	(2,422,517)

OTHER INCOME (EXPENSES):
Interest income, net	114,470	28,238
Gain on initial consolidation of variable interest entities	-	42,737
Gain on deconsolidation of variable interest entities	107	-
Foreign currency exchange loss	(12,965)	-
Realized loss on short-term investments	-	(47,672)

Total other income (expenses), net	101,612	23,303

NET LOSS	(1,561,807)	(2,399,214)

Net loss of subsidiary attributable to noncontrolling interest	423,995	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,137,812)	$(2,399,214)

COMPREHENSIVE LOSS:
Net loss	$(1,561,807)	$(2,399,214)

Other comprehensive (loss) gain:
Unrealized gain on short-term investments	-	85,035
Unrealized foreign currency translation gain	12,965	176

Comprehensive loss	$(1,548,842)	$(2,314,003)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.56)	$(1.16)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	2,806,185	2,060,721

See accompanying notes to unaudited consolidated financial statements.

DATCHAT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

	Series B Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid-in	Treasury Stock		Accumulated other Comprehensive	Accumulated	Non controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Gain	Deficit	Interest	Equity

Balance, December 31, 2023	2,000,000	$200	2,103,321	$210	139	$-	$54,597,083	66,945	$(397,969)	$34,553	$(48,134,088)	$-	$6,099,989

Accretion of stock based compensation in connection with stock option grants	-	-	-	-	-	-	6,695	-	-	-	-	-	6,695

Accretion of stock-based professional fees in connection with stock option grants	-	-	-	-	-	-	22,019	-	-	-	-	-	22,019

Issuance of common shares in subsidiary for services	-	-	-	-	-	-	22,500	-	-	-	-	-	22,500

Issuance of common stock for cash, net of allocated offering costs of $149,248	-	-	382,972	39	-	-	559,212	-	-	-	-	-	559,251

Sale of pre-funded warrants, net of allocated offering costs of $229,919	-	-	-	-	-	-	861,522	-	-	-	-	-	861,522

Cashless exercise of pre-funded warrants	-	-	589,981	59	-	-	(59)	-	-	-	-	-	-

Initial recording on noncontrolling interest	-	-	-	-	-	-	442,361	-	-	-	-	(442,361)	-

Accumulated other comprehensive gain	-	-	-	-	-	-	-	-	-	(34,553)	-	-	(34,553)

Net loss for the period	-	-	-	-	-	-	-	-	-	-	(1,137,812)	(423,995)	(1,561,807)

Balance, March 31, 2024	2,000,000	$200	3,076,274	$308	139	$-	$56,511,333	66,945	$(397,969)	$-	$(49,271,900)	$(866,356)	$5,975,616

	Series B Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid-in	Treasury Stock		Accumulated other Comprehensive	Accumulated	Non controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Gain	Deficit	Interest	Equity

Balance, December 31, 2022	-	$-	2,059,717	$206	139	$-	$52,285,488	-	$-	$-	$(39,729,118)	$-	$12,556,576

Accretion of stock based compensation in connection with stock option grants	-	-	-	-	-	-	603,278	-	-	-	-	-	603,278

Accretion of stock-based professional fees in connection with stock option grants and shares	-	-	-	-	-	-	21,900	-	-	-	-	-	21,900

Issuance of common stock for professional services	-	-	14,300	1	-	-	99,999	-	-	-	-	-	100,000

Purchase of treasury stock	-	-	-	-	-	-	-	47,985	(311,174)	-	-	-	(311,174)

Accumulated other comprehensive gain	-	-	-	-	-	-	-	-	-	132,883	-	-	132,883

Rounding for reverse split	-	-	25		-	-		-	-	-	-	-	-

Net loss for the period	-	-	-	-	-	-	-	-	-	-	(2,399,214)	-	(2,399,214)

Balance, March 31, 2023	-	$-	2,074,042	$207	139	$-	$53,010,665	47,985	$(311,174)	$132,883	$(42,128,332)	$-	$10,704,249

See accompanying notes to unaudited consolidated financial statements.

DATCHAT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,561,807)	$(2,399,214)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,782	5,782
Amortization of right of use asset	17,123	14,036
Stock-based compensation	6,695	603,278
Stock-based professional fees	47,019	35,878
Stock-based professional fees – Dragon Interactive	5,304	-
Gain from initial consolidation of variable interest entities	-	(42,737)
Gain on deconsolidation of variable interest entities	(107)	-
Foreign currency exchange loss	12,965	-
Impairment loss on digital currencies and other digital assets	-	23,381
Realized gain on short-term investments	-	(22,877)
Unrealized loss on short-term investments	-	47,672
Changes in operating assets and liabilities:
Accounts receivable	(17)	(38)
Prepaid expenses	(52,659)	(33,271)
Accounts payable and accrued expenses	61,794	45,948
Accounts payable - related party	-	(21,801)
Contract liabilities	44	(51)
Operating lease liability	(19,376)	(15,548)

NET CASH USED IN OPERATING ACTIVITIES	(1,477,240)	(1,759,562)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of short-term investments	2,688,668	1,995,000
Purchase of short-term investments, net	(3,337,115)	(964,072)
Increase in cash from consolidation of variable interest entities	-	64,538

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(648,447)	1,095,466

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of related party advances	-	(1,315)
Proceeds from sale of common stock, net	559,251	-
Proceeds from sale of pre-funded warrants	861,522	-
Purchase of treasury stock	-	(311,174)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,420,773	(312,489)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(704,914)	(976,585)

Effect of exchange rate changes on cash	1,535	176

CASH AND CASH EQUIVALENTS - beginning of period	953,362	1,732,956

CASH AND CASH EQUIVALENTS - end of period	$249,983	$756,547

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Initial recording on noncontrolling interest deficit	$442,361	$-
Common stock issued for future services	$-	$100,000

See accompanying notes to unaudited consolidated financial statements.

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

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

On June 16, 2022, the Company formed a wholly-owned subsidiary, Dragon Interactive Corporation, under the name of SmarterVerse, Inc. (“Dragon Interactive”), a company incorporated under the laws of the State of Nevada. On February 14, 2024, SmarterVerse, Inc. filed a Certificate of Amendment with the State of Nevada to change its name to Dragon Interactive Corporation. On February 14, 2023, Dragon Interactive entered into a subscription agreement with Metabizz, LLC. In connection with the subscription agreement, Dragon Interactive sold Metabizz, LLC 8,000,000 shares of its common stock for $800, which was 40% of the issued and outstanding common shares of Dragon Interactive. On October 2, 2023, pursuant to the Stock Purchase Agreement, Dragon Interactive issued DatChat an additional 12,000,000 shares of its common stock for $500,000 in Dragon Interactive expenses paid to MetaBizz on behalf of Dragon Interactive Inc. by DatChat, Inc.

On January 10, 2024, VR Interactive LLC (“VR Interactive”), a company 45% owned by Darin Myman, the Company’s CEO and 3.75% owned by Peter Shelus, the Company’s chief technology officer and director, purchased 8,000,000 shares of Dragon Interactive from the MetaBizz shareholders. Mr. Myman is a partner in VR Interactive. Therefore, VR Interactive, a related party, became a 25% non-controlling interest in Dragon Interactive. On January 25, 2024, Dragon Interactive entered into a 9-month consulting agreement with an individual for business development, financial and market due diligence services to be rendered over the term of the agreement. In connection with this consulting agreement, Dragon Interactive issued 1,500,000 of its shares for services to be rendered. Accordingly, as of March 31, 2024 and December 31, 2023, Dat Chat, Inc. owns 71.64% and 75% of Dragon Interactive, respectively.

On February 14, 2023, based on the Company’s analysis, Metabizz, LLC and Metabizz SAS were determined to be variable interest entities (see below). Metabizz, LLC and Metabizz SAS were formed by a group of technology professionals to provide programming services only to Dragon Interactive. One of the founders of Metabizz, LLC was the chief technology officer of Dragon Interactive. On March 31, 2024, based on the Company’s analysis, the Company deconsolidated Metabizz, LLC and Metabizz SAS. During the three months ended March 31, 2024, the Company ceased doing business with Metabizz, LLC and Metabizz SAS and will pay technology professionals directly.

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

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

(Unaudited)

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

Certain information and note disclosure normally included in financial statements prepared in accordance with U.S. GAAP has been condensed or omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to the financial statements for the year ended December 31, 2023 of the Company which were included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 2024.

The Company consolidates its subsidiaries that are wholly-owned and majority owned, and entities that are variable interest entities (“VIE”) where the Company is determined to be the primary beneficiary. The Company’s consolidated financial statements include the accounts of its wholly-owned subsidiaries, DatChat, Inc., DatChat Patents II, LLC, its majority owned subsidiary, Dragon Interactive, and VIE entities, Metabizz, LLC and Metabizz SAS through March 31, 2024, at which date the VIE entities were deconsolidated (collectively the “Company”). All intercompany accounts and transactions have been eliminated in consolidation.

The Company accounts for it noncontrolling interest in Dragon Interactive in accordance with ASC Topic 810-10-45, which requires the Company to present noncontrolling interests as a separate component of total shareholders’ equity on the consolidated balance sheets and the consolidated net loss attributable to its noncontrolling interest be clearly identified and presented on the face of the consolidated statements of operations. Through January 10, 2024, the date that VR Interactive purchased 8,000,000 shares of Dragon Interactive from the MetaBizz LLC, any noncontrolling interest eliminated in consolidation. Because this change in ownership moved from a consolidated entity (the VIE entities) to a nonconsolidated entity (VR Interactive), subsequent to January 10, 2024 the Company ceased eliminating the noncontrolling interest in consolidation and recorded an initial negative noncontrolling interest of $386,480 in total equity for the portion of equity ownership not attributable to DatChat based on the minority interest holders’ ownership interest in the carrying value of Dragon Interactive’s equity. Additionally, on January 25, 2024, the date that Dragon Interactive issued 1,500,000 of its shares to an individual, the Company recorded an initial negative noncontrolling interest of $55,881 in total equity for the portion of additional equity ownership not attributable to DatChat based on this minority interest holders’ ownership interest in the carrying value of Dragon Interactive’s equity.

On March 31, 2024, based on the Company’s analysis, the Company deconsolidated Metabizz, LLC and Metabizz SAS. During the three months ended March 31, 2024, the Company ceased doing business with Metabizz, LLC and Metabizz SAS and will pay technology professionals directly. In connection with the deconsolidation of Metabizz, LLC and Metabizz SAS, during the three months ended March 31, 2024, the Company recorded a gain on deconsolidation of $107.

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

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

(Unaudited)

Based on the Company’s analysis, on February 14, 2023, Metabizz, LLC, a Florida corporation, and Metabizz SAS, a company incorporated under the laws of Columbia (collectively “Metabizz”), were determined to be VIE entities in accordance with ASC 810-10-25-22 because the equity owners in Metabizz did not have the characteristics of a controlling financial interest and the initial equity investments in these entities may be or are insufficient to meet or sustain its operations without additional subordinated financial support from DatChat. The equity owners of Metabizz had only a nominal equity investment at risk, and the Company absorbed or received a majority of the entity’s expected losses or benefits. The Company participated significantly in the design of Metabizz. The Company has provided working capital advances to Metabizz to allow Metabizz to fund its day-to-day obligations. Substantially all of the activities of Metabizz were conducted for the Company’s benefit, as evidenced by the fact that the operations of Metabizz consisted of development of software and technologies to be used by Dragon Interactive and the Company provided working capital to Metabizz to pay employees and independent contractors to perform the development services on behalf of the Company. Repayment of the working capital advances is not guaranteed by the equity owner of Metabizz and creditors of Metabizz do not have recourse against the Company. Accordingly, the Company was required to consolidate the assets, liabilities, revenues and expenses of Metabizz using the fair value method. Additionally, the managing partner of Metabizz was also the Chief Innovation Officer of Dragon Interactive. Since Metabizz, LLC and Metabizz SAS were considered VIE’s, any noncontrolling interest eliminated in consolidation. In connection with the initial consolidation of Metabizz, on February 14, 2023 (the initial consolidation date), the Company recorded a gain on initial consolidation of variable interest entities of $42,737.

On March 31, 2024, based on the Company’s analysis, the Company deconsolidated Metabizz, LLC and Metabizz SAS. During the three months ended March 31, 2024, the Company ceased doing business with Metabizz, LLC and Metabizz SAS and will pay technology professionals directly. In connection with the deconsolidation of Metabizz, LLC and Metabizz SAS, during the three months ended March 31, 2024, the Company recorded a gain on deconsolidation of $107.

The Company’s consolidated balance sheets included the following assets and liabilities from its VIEs:

	March 31,	December 31,
	2024	2023
Cash	$-	$5,862
Total assets	$-	$5,862

Due to DatChat and Dragon Interactive (eliminates in consolidation)	$-	$1,023,746
Total liabilities	$-	$1,023,746

Going concern

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $1,561,807 for the three months ended March 31, 2024. Net cash used in operations was $1,477,240 for the three months ended March 31, 2024. Additionally, as of March 31, 2024, the Company had an accumulated deficit of $49,271,900 and has generated minimal revenues since inception. As of March 31, 2024, after an equity capital raise that occurred on January 16, 2024 (see Note 5) the Company had working capital of $5,867,979, including cash of $249,983 and short-term investments of $5,836,175. These factors, including continued net losses, cash used in operations and minimal revenues, raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund our operations in the future. Although the Company has historically raised capital from sales of common shares, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

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

Cash and cash equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company’s account at this institution is insured by the FDIC up to $250,000. On March 31, 2024 and December 31, 2023, the Company had cash in excess of FDIC limits of approximately $0 and $446,379, respectively. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits. Any material loss that the Company may experience in the future could have an adverse effect on its ability to pay its operational expenses or make other payments and may require the Company to move its cash to other high quality financial institutions.

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

The following table represents the Company’s fair value hierarchy of its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023.

	March 31, 2024			December 31, 2023
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Short-term investments	$5,836,175	$-	$-	$5,236,781	$-	$-

The Company’s short-term investments are level 1 measurements and are based on redemption value at each date.

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

(Unaudited)

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

During the three months ended March 31, 2024 and 2023, the Company recorded an unrealized gain on short-term investments of $0 and $85,035, which is as a component of the consolidated statements of comprehensive loss.

Accounts receivable

The Company recognizes an allowance for losses on accounts receivable and notes receivable in an amount equal to the estimated probable losses net of recoveries under the current expected credit loss method. The allowance is based on an analysis of historical bad debt experience, current receivables aging and expected future write-offs, as well as an assessment of specific identifiable customer accounts and notes receivable considered at risk or uncollectible. On January 1, 2023, the Company adopted ASC 326, “Financial Instruments - Credit Losses”. In accordance with ASC 326, an allowance is maintained for estimated forward-looking losses resulting from the possible inability of customers to make the required payments (current expected losses). The amount of the allowance is determined principally on the basis of past collection experience and known financial factors regarding specific customers. The expense associated with the allowance for doubtful accounts on accounts receivable is recognized in general and administrative expenses. As of March 31, 2024 and December 31, 2023, accounts receivable amounted to $200 and $183, respectively, and for the three months ended March 31, 2024 and 2023, the Company did not recognize any bad debt expense.

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

(Unaudited)

Accounting for digital currencies and other digital assets

The Company accounts for digital currencies and other digital assets held as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other (“ASC 350”). The Company has ownership of and control over its digital currencies and digital assets and the Company may use third-party custodial services to secure them. The digital currencies and digital assets are initially recorded at cost and are subsequently remeasured, net of any impairment losses incurred since acquisition. The Company believes that digital currencies and other digital assets meet the definition of indefinite-lived intangible assets and accounts for them at historical cost less impairment, applying the guidance in ASC 350. The Company monitors any standard-setting, regulatory or technological developments that may affect the Company’s accounting for digital currencies or its controls and processes related to digital currencies.

The Company determines the fair value of its digital currencies and other digital assets on a nonrecurring basis in accordance with ASC 820, Fair Value Measurement, based on quoted prices on the active exchange(s) that it has determined is the principal market for Ethereum (Level 1 inputs) and other digital assets. The Company performs an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted prices on active exchanges, indicate that it is more likely than not that its digital assets are impaired. In determining if an impairment has occurred, the Company considers the lowest market price quoted on an active exchange since acquiring the respective digital asset. If the then current carrying value of a digital asset exceeds the fair value, an impairment loss has occurred with respect to those digital assets in the amount equal to the difference between their carrying values and the fair value. The impaired digital assets are written down to their fair value at the time of impairment and this new cost basis will not be adjusted upward for any subsequent increase in fair value. Gains are not recorded until realized upon sale, at which point they are presented net of any impairment losses for the same digital assets held. In determining the gain or loss to be recognized upon sale, the Company calculates the difference between the sales price and carrying value of the digital assets sold immediately prior to sale. Impairment losses and gains or losses on sales are recognized within operating expenses in the consolidated statements of operations. During the three months ended March 31, 2024 and 2023, the Company recorded an impairment loss of $0 and $23,381, respectively, which consists of the impairment of virtual real estate and digital currencies. Based on the Company’s impairment analysis, the decrease in value of the virtual real estate and digital currencies, which was based on the lowest market price quoted on an active exchange, was deemed to be other than temporary. Additionally, the Company determined that it will not utilize its virtual real estate.

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

Capitalized internal-use software costs

Costs incurred to develop internal-use software, including Metaverse software development, are expensed as incurred during the preliminary project stage. Internal-use software development costs are capitalized during the application development stage, which is after: (i) the preliminary project stage is completed; and (ii) management authorizes and commits to funding the project and it is probable the project will be completed and used to perform the function intended. Capitalization ceases at the point the software project is substantially complete and ready for its intended use, and after all substantial testing is completed. Upgrades and enhancements are capitalized if it is probable that those expenditures will result in additional functionality. Amortization is provided for on a straight-line basis over the expected useful life of the internal-use software development costs and related upgrades and enhancements. When existing software is replaced with new software, the unamortized costs of the old software are expensed when the new software is ready for its intended use. Software development costs incurred during the three months ended March 31, 2024 and 2023 were expensed since the Metaverse software development project is in the preliminary project stage. Such costs are included in research and development costs on the accompanying consolidated statement of operations and were incurred with Metabizz (see Note 4).

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

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

The Company tracks its revenue by product. The following table summarizes revenue by product for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024	2023
Subscription revenues	$131	$154
Total	$131	$154

Research and Development

Research and development costs incurred in the development of the Company’s products are expensed as incurred and include costs such as outside development costs, salaries and other allocated costs incurred. During the three months ended March 31, 2024 and 2023, research and development costs incurred in the development of the Company’s software products were $233,918 and $282,773, respectively. Research and development costs are included in research and development expense on the accompanying consolidated statements of operations.

Advertising Costs

The Company applies ASC 720 “Other Expenses” to account for advertising related costs. Pursuant to ASC 720-35-25-1, the Company expenses the advertising costs as they are incurred. Advertising costs were $34,717and $113,803 for the three months ended March 31, 2024 and 2023, respectively, and are included in marketing and advertising expenses on the consolidated statements of operations.

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

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

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

(Unaudited)

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. Except for Metabizz SAS, the functional currency of the Company is the U.S. dollar. The functional currency of the Company’s VIE, Metabizz SAS, is the Columbian Peso (“COP”). For Metabizz SAS, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. The cumulative translation adjustment and effect of exchange rate changes on cash for the three months ended March 31, 2024 and 2023 was $1,535 and $176, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency included in the results of operations as incurred. On March 31, 2024, based on the Company’s analysis, the Company deconsolidated Metabizz SAS (See Note 2).

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

	March 31,
	2024	2023
Common stock equivalents:
Common stock warrants	67,385	67,385
Common stock options	141,170	171,545
Total	208,555	238,930

Reclassifications

Certain line items on the statement of operations and comprehensive loss for the three months ended March 31, 2023 have been reclassified to conform to the current period presentation. Specifically, realized gains on short-term investments of $22,877 was reclassified to interest income and gain on initial consolidation of variable interest entities of $63,801 was reclassified to research and development expense. These reclassifications did not change the Company’s reported net loss or comprehensive loss for the three months ended March 31, 2023.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on its financial statements.

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

(Unaudited)

NOTE 2 – SHORT-TERM INVESTMENTS

On March 31, 2024 and December 31, 2023, the Company’s short-term investments consisted of the following:

	March 31, 2024			December 31, 2023
	Cost	Unrealized Gain	Fair Value	Cost	Unrealized Gain	Fair Value
US Treasury zero coupon bills	$5,836,175	$-	$5,836,175	$5,189,263	$47,518	$5,236,781
Total short-term investments	$5,836,175	$-	$5,836,175	$5,189,263	$47,518	$5,236,781

As of March 31, 2024, short-term investments mature between April 2024 and August 2024.

NOTE 3 – OPERATING LEASE RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

In January 2019, the Company renewed and extended the term of its lease facility for another three-year period from January 2019 to December 2021 starting with a monthly base rent of $2,567 plus a pro rata share of operating expenses beginning January 2019. The base rent was subject to annual increases beginning the 2nd and 3rd lease year as defined in the lease agreement. In addition to the monthly base rent, the Company is charged separately for common area maintenance which is considered a non-lease component. These non-lease component payments are expensed as incurred and are not included in operating lease assets or liabilities. On August 27, 2021, the Company entered into an amendment agreement with the same landlord to modify the facility lease to relocate and increase the square footage of the lease premises. The term of the lease commenced on October 1, 2021 and will expire on December 31, 2024 with a new monthly base rent of $7,156 plus a pro rata share of operating expenses beginning January 2022. The base rent will be subject to 3% annual increases beginning in the 2nd and 3rd lease year as defined in the amended lease agreement. For the three months ended March 31, 2024 and 2023, rent expense amounted to $22,738 and $22,738, respectively, and were included in general and administrative expenses.

On August 27, 2021, upon the execution of the amendment agreement, the Company recorded right-of-use assets and operating lease liabilities of $198,898. The remaining lease term for the operating lease is 9 months as of March 31, 2024 and the incremental borrowing rate is 18.0% (based on historical borrowing rates).

Right-of- use assets are summarized below:

	March 31, 2024	December 31, 2023
Office lease	$198,898	$198,898
Less accumulated amortization	(142,044)	(124,921)
Right-of-use asset, net	$56,854	$73,977

Operating Lease liabilities are summarized below:

	March 31, 2024	December 31, 2023
Office lease	$198,898	$198,898
Reduction of lease liability	(134,600)	(115,224)
Total lease liability	64,298	83,674
Less: current portion	64,298	83,674
Long term portion of lease liability	$-	$-

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

(Unaudited)

Minimum lease payments under the non-cancelable operating lease on March 31, 2024 are as follows:

For the year ended March 31:
2025	$69,247
Total	69,247
Less: present value discount	(4,949)
Total operating lease liability	$64,298

NOTE 4 – RELATED PARTY TRANSACTIONS

Due to Related Party

The Company’s officer, Mr. Darin Myman, from time to time, provides advances to the Company for working capital purposes. These advances are short-term in nature and non-interest bearing. During the three months ended March 31, 2023, the Company repaid $1,315. On March 31, 2024 and December 31, 2023, the Company had a payable to the officer of $0.

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

Other

See Note 6 for Employment Agreement with the Company’s chief executive officer, Darin Myman.

During the three months ended March 31, 2024 and 2023, the wife of the Company’s chief executive officer was employed as an executive secretary and earned $18,000 and $18,000, respectively.

On January 10, 2024, VR Interactive LLC (“VR Interactive”), a company 45% owned by Darin Myman, the Company’s CEO and 3.75% owned by Peter Shelus, the Company’s chief technology officer and director, purchased 8,000,000 shares of Dragon Interactive from the MetaBizz shareholders for cash amounting to $120,000. Mr. Myman is a partner in VR Interactive. Therefore, VR Interactive, a related party, became a 25% non-controlling interest in Dragon Interactive.

NOTE 5 – STOCKHOLDERS’ EQUITY

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

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

(Unaudited)

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

Preferred Stock

Series A Preferred Stock

In August 2016, the Company designated one share of Series A Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), which has a stated value equal to $1.00 as may be adjusted for any stock dividends, combinations or splits. Each one (1) share of the Series A Preferred Stock shall have voting rights equal to (x) the total issued and outstanding Common Stock eligible to vote at the time of the respective vote divided by (y) forty-nine one hundredths (0.49) minus (z) the total issued and outstanding Common Stock eligible to vote at the time of the respective vote. The Series A Preferred Stock does not convert into securities of the Company. The Series A Preferred Stock does not contain any redemption provision. In the event of liquidation of the Company, the holder of Series A Preferred shall not have any priority or preferences with respect to any distribution of any assets of the Company and shall be entitled to receive equally with the holders of the Company’s common stock. As of March 31, 2024 and December 31, 2023, there were no Series A Preferred Stock outstanding.

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

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

(Unaudited)

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

On August 4, 2023, the Company issued 2,000,000 of Series B preferred for aggregate cash of $1,000.

Common Stock

Sale of Common Stock and Warrants

On January 16, 2024, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with EF Hutton LLC (the “Representative”), as the representative of the underwriters named therein (the “Underwriters”), relating to an underwritten public offering (the “Offering”) of 382,972 shares of the Company’s common stock (the “Shares”) and pre-funded warrants to purchase up to 590,000 shares of Common Stock (the “Pre-Funded Warrants”). The public offering price for each share of Common Stock was $1.85 for aggregate gross proceeds of $708,498, and public offering price for the Pre-Funded Warrants was $1.8499 for each Pre-Funded Warrant for aggregate gross proceeds of $1,091,441. In connection with this Offering, the Company raised aggregate gross proceeds of $1,799,939 and received net proceeds of $1,420,773, net of Underwriters discounts and offering costs of $279,166 and legal fees of $100,000.

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

The Company is using the net proceeds from the Offering for general corporate purposes, for sales and marketing and for research and development.

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

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

(Unaudited)

2023 Stock Repurchase Plan

On January 6, 2023, the Board of Directors of the Company approved a stock repurchase program authorizing the purchase of up to $2 million of the Company’s common stock (the “2023 Stock Repurchase Program”). In connection with the 2023 Stock Repurchase Program, during the year ended December 31, 2023, the Company purchased 66,945 shares of its common stock for $397,969, or at an average price of $5.94 per share, which has been reflected as treasury stock on the accompanying consolidated balance sheet on March 31, 2024 and December 31, 2023. During the three months ended March 31, 2024, the Company did not purchase any treasury shares. During the three months ended March 31, 2023, the Company purchased 47,985 shares of its common stock for $311,174, or at an average price of $6.48 per share.

Common Stock Issued for Professional Services

On March 6, 2023, the Company entered into a six-month consulting agreement with an entity for investor relations services. In connection with this consulting agreement, the Company issued 14,300 restricted common shares of the Company to the consultant. These shares vest immediately. These shares were valued at $100,000, or $6.99 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. In connection with this consulting agreement, during the three months ended March 31, 2024 and 2023, the Company recorded stock-based professional fees of $0 and $13,978, respectively.

On July 25, 2023, the Company issued 19,802 of its common shares pursuant to a one-year consulting agreement. These shares were valued at $100,000, or a per share price of $5.05, based on the quoted closing price of the Company’s common stock on the measurement date. In connection with these shares, during the three months ended March 31, 2024, the Company recorded stock-based professional fees of $25,000 with the remaining $31,720 recorded as a prepaid asset as of March 31, 2024, which will be amortized into stock-based professional fees over the remaining term.

On January 25, 2024, Dragon Interactive entered into a 9-month consulting agreement with an individual for business development, financial and market due diligence services to be rendered over the term of the agreement. In connection with this consulting agreement, Dragon Interactive issued 1,500,000 of its shares for services to be rendered. The Dragon Interactive shares were valued at $22,500, or $0.015 per shares, based on the sale of the Dragon Interactive shares in a private transaction. In the connection with the issuance of these shares, during the three months ended March 31, 2024, the Company recorded stock-based compensation of $5,304, and as of March 31, 2024, the Company recorded prepaid expenses of $17,196, which will be amortized into professional fees over the remaining term of the agreement.

Stock Options

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

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

(Unaudited)

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

During the three months ended March 31, 2024, an employee was terminated. Accordingly, 17,500 unvested options were forfeited and $27,031 of previously recognized stock-based compensation was reversed. During the three months ended March 31, 2023, certain employees and consultants were terminated. Accordingly, 178,750 unvested options were forfeited and $132,366 of previously recognized stock-based compensation and $20,701 of previously recognized stock-based professional fees was reversed.

During the three months ended March 31, 2024, accretion of stock-based expense related to stock options, which is net of the reversal of previously recognized stock-based expense due to forfeiture, amounted to $28,714 of which $6,695 was recorded in compensation and related expenses and $22,019 was recorded in professional and consulting expenses as reflected in the consolidated statements of operations. During the three months ended March 31, 2023, the Company recognized total stock-based expenses related to stock options of $625,178 of which $603,278 was recorded in compensation and related expenses and $21,900 was recorded in professional and consulting expenses as reflected in the statements of operations. As of March 31, 2024, a balance of $38,861 remains to be expensed over future vesting periods related to unvested stock options issued for services to be expensed over a weighted average period of 0.60 years.

During the three months ended March 31, 2023, the stock options were valued at the grant date using a Black-Scholes option pricing model with the following assumptions. The simplified method was used for the expected option term and expected volatility was based on historical volatility:

2023
Dividend rate	—%
Term (in years)	3 years
Volatility	168.0%
Risk—free interest rate	3.96%

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

(Unaudited)

The following is a summary of the Company’s stock option activity for the three months ended March 31, 2024 as presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance on December 31, 2023	158,670	$105.30	3.12
Granted	-	-	-
Cancelled	(17,500)	28.93	-
Balance on March 31, 2024	141,170	$114.76	2.76
Options exercisable on March 31, 2024	126,883	$123.97	2.69
Weighted average fair value of options granted during the 2024 period		$-

On March 31, 2024, the aggregate intrinsic value of options outstanding was $0.

Common Stock Warrants

On January 16, 2024, in connection with the Underwriting Agreement, the Company sold pre-funded warrants to purchase up to 590,000 shares of Common Stock (the “Pre-Funded Warrants”). The public offering price was $1.8499 for each Pre-Funded Warrant for aggregate gross proceeds of $1,091,441. The per share exercise price for the Pre-Funded Warrants was $0.0001 and the Pre-Funded Warrants were exercisable immediately. The Underwriters immediately exercised the 590,000 Pre-Funded Warrants and the Underwriters received 589,981 shares of Common Stock since the exercise was cashless.

A summary of the Company’s outstanding stock warrants, including 44,252 Series A public warrants, is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance on December 31, 2023	67,385	$49.80	2.65
Issued	590,000	-	-
Exercised	(590,000)	-	-
Balance on March 31, 2024	67,385	49.80	2.40
Warrants exercisable on March 31, 2024	67,385	$49.80	2.40

On March 31, 2024, the aggregate intrinsic value of warrants outstanding was $0.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Operating Lease Agreement

See Note 3 for disclosure on the Company’s operating lease for its offices.

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

(Unaudited)

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

During the three months ended March 31, 2024 and 2023, the compensation committee of the board of directors of the Company approved and the Company recorded a bonus to the Company’s chief executive officer in the amount of $300,000 and $300,000, respectively.

Underwriting Engagement Letter

On February 23, 2024, Dragon Interactive entered into an engagement letter agreement (the Agreement”) with EF Hutton LLC (“EF Hutton”), whereby EF Hutton will act as the lead underwriter, deal manager and investment banker for a proposed initial public offering (the “Offering”) for a period of (i) 12 months from the date of this Agreement, or (ii) the final closing, if any, of the Offering (the “Engagement Period”); provided, however, that (a) the Company may terminate this Agreement on or after the 180th day following the date hereof upon fifteen days prior written notice to EF Hutton, and (b) EF Hutton may terminate this Agreement on or after the 120th day following the date of the Agreement upon thirty days prior written notice to the Company. During the Engagement Period, the Company also hereby engages EF Hutton as its placement agent in a bridge financing with an offering size/transactional size of up to approximately $5.0 million; EF Hutton shall receive a placement fee of 10.0% of the aggregate gross proceeds of the bridge financing. Such placement fee shall be provided to EF Hutton at the closing of the bridge financing. In connection with the Offering, an underwriting discount of 8.0% (the “Underwriting Discount”) of the total gross proceeds of the Offering shall be provided to EF Hutton at the closing of the Offering, and each closing of the Over-Allotment Option (if any). As additional compensation for EF Hutton’s services, the Company shall issue to EF Hutton or its designees at the closing of the Offering (the “Closing”), and each closing of the Over-Allotment Option (if any), warrants (the “Underwriter’s Warrants”) to purchase that number of shares of common stock of the Company equal to 5.0% of the aggregate number of shares of common stock sold in the Offering. The Underwriter’s Warrants will be exercisable at any time and from time to time, in whole or in part, during the four and a half-year period commencing six (6) months from the effective date of the Offering, at a price per share equal to 100.0% of the public offering price per security. Additionally, the Company will provide an expense advance (the “Advance”) to EF Hutton of $50,000, of which $25,000 was paid upon the execution of the Agreement and included in prepaid expenses on the accompanying unaudited consolidated balance sheet as of March 31, 2024, and an additional $25,000 is due upon the initial filing of a registration statement, which has not occurred as of the date of this report.

NOTE 7 – SUBSEQUENT EVENTS

On April 3, 2024, Dragon Interactive entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional and accredited investor, pursuant to which Dragon Interactive agreed to sell an aggregate of 120,000 shares of Dragon Interactive’s common stock, par value $0.0001 per share for an aggregate purchase price of $36,000. Following the sale, the Company retains approximately 71.4% ownership of Dragon Interactive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related notes for the year ended December 31, 2023 included in our Annual Report on Form 10-K filed with the Securities Exchange Commission, or SEC. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q. All amounts in this report are in U.S. dollars, unless otherwise noted.

Overview

We are a blockchain, cybersecurity, and social media company that not only focuses on protecting privacy on personal devices, but also protects user information after it is shared with others. We believe that one’s right to privacy should not end the moment they click “send”, and that we all deserve the same right to privacy online that we enjoy in our own living rooms. Our flagship product, DatChat Messenger & Private Social Network, is a privacy platform and mobile application that gives users the ability to communicate with the privacy and protection they deserve. Recently, we have expanded our business and product offerings to include the co-development of a mobile-based social and gaming metaverse, known as “Habytat”, as well as the development of Museum, a social network and multi-media storage platform for consumers and enterprises.

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

As of May 12, 2024, we had over 140,000 Habytat users.

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

Spin-off and Name Change

In January 2024, we announced plans to spin-off the Habytat platform business into a new standalone public company pursuant to a distribution the Dragon Interactive shares as further discussed below. As of the date of this Quarterly Report, we currently own approximately 71.4% of Dragon Interactive, the entity that owns and operates the Habytat platform business. This marked a significant step forward in our corporate strategy to reposition the Company as a pureplay social media ecosystem centered around our Myseum assets.

In February 2024, SmarterVerse changed its name to Dragon Interactive Corporation (“Dragon Interactive”).

In February 2024, Darin Myman was appointed as President of Dragon Interactive.

If the share distribution proceeds, our shareholders will maintain their current shares in the Company and receive a pro-rata distribution of a portion of our shares of Dragon Interactive. The share proposed distribution remains subject to approval by our board of directors as well as other customary conditions, including the filing and effectiveness of either a Form S-1 or Form 10 registration statement with the U.S. Securities and Exchange Commission and obtaining of any other required regulatory approvals. Upon consummation of the proposed distribution, Dragon Interactive would become a standalone public company with plans to list on a national stock exchange. No assurance can be given that the spin-off and/or the distribution will occur as anticipated or at all.

Recent Events

On January 16, 2024, we entered into an underwriting agreement with EF Hutton LLC, as the representative of the underwriters named therein, relating to an underwritten public offering of 382,972 shares of our common stock and pre-funded warrants to purchase up 590,000 shares of our common stock for gross proceeds of approximately $1.4 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

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

Capitalized internal-use software costs

Costs incurred to develop internal-use software including Metaverse software development, are expensed as incurred during the preliminary project stage. Internal-use software development costs are capitalized during the application development stage, which is after: (i) the preliminary project stage is completed; and (ii) management authorizes and commits to funding the project and it is probable the project will be completed and used to perform the function intended. Capitalization ceases at the point the software project is substantially complete and ready for its intended use, and after all substantial testing is completed. Upgrades and enhancements are capitalized if it is probable that those expenditures will result in additional functionality. Amortization is provided for on a straight-line basis over the expected useful life of the internal-use software development costs and related upgrades and enhancements. When existing software is replaced with new software, the unamortized costs of the old software are expensed when the new software is ready for its intended use. Software development costs incurred during the three months ended March 31, 2024 and 2023 were expensed since the Metaverse software development project is in the preliminary project stage. Such costs are included in research and development costs on the accompanying consolidated statement of operations.

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

Based on the Company’s analysis, on February 14, 2023, Metabizz, LLC, a Florida corporation, and Metabizz SAS, a company incorporated under the laws of Columbia (collectively “Metabizz”), were determined to be VIE entities in accordance with ASC 810-10-25-22 because the equity owners in Metabizz did not have the characteristics of a controlling financial interest and the initial equity investments in these entities may be or were insufficient to meet or sustain its operations without additional subordinated financial support from DatChat. The equity owners of Metabizz had only a nominal equity investment at risk, and the Company absorbed or received a majority of the entity’s expected losses or benefits. The Company participated significantly in the design of Metabizz. The Company provided working capital advances to Metabizz to allow Metabizz to fund its day-to-day obligations. Substantially all of the activities of Metabizz were conducted for the Company’s benefit, as evidenced by the fact that the operations of Metabizz consisted of development of software and technologies to be used by Dragon Interactive and the Company provided working capital to Metabizz to pay employees and independent contractors to perform the development services on behalf of the Company. Repayment of the working capital advances is not guaranteed by the equity owner of Metabizz and creditors of Metabizz do not have recourse against the Company. Accordingly, the Company was required to consolidate the assets, liabilities, revenues and expenses of Metabizz using the fair value method. Additionally, the managing partner of Metabizz was also the Chief Innovation Officer of Dragon Interactive. Since Metabizz, LLC and Metabizz SAS were considered VIE’s, any noncontrolling interest eliminated in consolidation. In connection with the initial consolidation of Metabizz, on February 14, 2023 (the initial consolidation date), the Company recorded a gain on initial consolidation of variable interest entities of $42,737.

On March 31, 2024, based on the Company’s analysis, the Company deconsolidated Metabizz, LLC and Metabizz SAS. During the three months ended March 31, 2024, the Company ceased doing business with Metabizz, LLC and Metabizz SAS and will pay technology professionals directly. In connection with the deconsolidation of Metabizz, LLC and Metabizz SAS, during the three months ended March 31, 2024, the Company recorded a gain on deconsolidation of $107.

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

Results of Operations

Revenue

During the three months ended March 31, 2024 and 2023, we generated minimal revenues of $131 and $154, respectively.

Operating expenses

For the three months ended March 31, 2024, operating expenses amounted to $1,663,550 as compared to $2,422,671 for the three months ended March 31 2023, a decrease of $759,121, or 31.3%. For the three months ended March 31, 2024 and 2023, operating expenses consisted of the following:

	Three Months Ended March 31,
	2024	2023
Compensation and related expenses	$897,664	$1,549,692
Marketing and advertising expenses	34,717	113,803
Professional and consulting expenses	253,625	255,920
Research and development	233,918	282,773
General and administrative expenses	243,626	197,102
Impairment loss on digital currencies and other digital assets	-	23,381
Total	$1,663,550	$2,422,671

Compensation and related expenses

Compensation and related expenses include salaries, stock-based compensation, health insurance and other benefits.

During the three months ended March 31, 2024 and 2023, compensation and related expenses amounted to $897,664 and $1,549,692, respectively, a decrease of $652,028, or 42.1%. The decrease was attributable to a decrease in stock-based compensation of $596,583 and an overall decrease in compensation and other related expenses of $55,445.

Marketing and advertising expenses

During the three months ended March 31, 2024 and 2023, marketing and advertising expenses amounted to $34,717 and $113,803, respectively, a decrease of $79,086, or 69.5%, primarily due to an overall decrease in promotions, branding and digital marketing strategies and social media ads.

Professional and consulting expenses

During the three months ended March 31, 2024 and 2023, we reported professional and consulting expenses of $253,625 and $255,920, respectively, a decrease of $2,295, or 0.9%. The decrease is attributable to a decrease in consulting fees of $1,343, a decrease in accounting fees of $1,099, and a decrease in investor relations fees of $9,805, offset by an increase in legal fees of $9,918, and an increase in other professional fees of $34.

Research and development expenses

During the three months ended March 31, 2024 and 2023, we incurred $233,918 and $282,773 in research and development expenses, a decrease of $48,855, or 17.3%. Research and development costs were incurred in connection with our Metaverse software development project, including the development of Habytat which is in the preliminary stage.

General and administrative expenses

During the three months ended March 31, 2024 and 2023, general and administrative expenses amounted to $243,626 and $197,102, an increase of $46,524, or 23.6%. The increases are primarily attributable to an increase in proxy meeting expenses of $28,465, an increase in computer expenses of $16,709, and an increase in other general and administrative expenses of $26,058, offset by an decrease in travel expense of $24,708.

Impairment loss on digital currencies and other digital assets

During the three months ended March 31, 2024 and 2023, operating expenses included an impairment charge related to the write down of digital assets of $0 and $23,381, respectively.

Loss from Operations

During the three months ended March 31, 2024, loss from operation amounted to $1,663,419 as compared to $2,422,517 during the three months ended March 31, 2023, a decrease of $759,098, or 31.3%.

Other Income (Expense)

Other income (expenses) primarily consisted of interest income, gain on initial consolidation of variable interest entities, gain on deconsolidation of variable interest entities, foreign currency exchange loss, and unrealized gains or losses on short-term investments. During the three months ended March 31, 2024 and 2023, we reported other income, net of $101,612 and $23,303, respectively.

During the three months ended March 31, 2024, other income, net primarily consisted of interest income of $114,470, a gain on deconsolidation of variable interest entities of $107, and a foreign currency exchange loss of $12,965. During the three months ended March 31, 2023, other income, net primarily consisted of interest income of $28,238, a gain on initial consolidation of variable interest entities of $42,737, and a realized loss on short-term investments of $47,672.

Net Loss

Due to the foregoing reasons, during the three months ended March 31, 2024 and 2023, our net loss was $1,561,807, or $(0.56) per common share (basic and diluted) and $2,399,214, or ($1.16) per common share (basic and diluted), respectively, a decrease of $837,407, or 34.9%.

Liquidity, Capital Resources and Plan of Operations

As of March 31, 2024, we had cash and cash equivalents of $249,983 and short-term investments of $5,836,175. Short-term investments include U.S. Treasury zero coupon bills that are all highly rated and have initial maturities between four and twelve months.

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, we had a net loss of $1,561,807 for the three months ended March 31, 2024. Net cash used in operations was $1,477,240 for the three months ended March 31, 2024. Additionally, as of March 31, 2024, we had an accumulated deficit of $49,271,900 and have generated minimal revenues since inception. As of March 31, 2024, we had working capital of $5,867,979, including cash of $249,983 and short-term investments of $5,836,175. These factors raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. We are seeking to raise capital through additional debt and/or equity financings to fund our operations in the future. Although we have historically raised capital from sales of common shares, there is no assurance that it will be able to continue to do so. If we are unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

On January 16, 2024, we entered into an underwriting agreement (the “Underwriting Agreement”) with EF Hutton LLC (the “Representative”), as the representative of the underwriters named therein (the “Underwriters”), relating to an underwritten public offering (the “Offering”) of 382,972 shares of the Company’s common stock (the “Shares”) and pre-funded warrants to purchase up to 590,000 shares of Common Stock (the “Pre-Funded Warrants”). The public offering price for each share of Common Stock was $1.85 for aggregate gross proceeds of $708,498, and public offering price for the Pre-Funded Warrants was $1.8499 for each Pre-Funded Warrant for aggregate gross proceeds of $1,091,441. In connection with this Offering, we raised aggregate gross proceeds of $1,799,939 and received net proceeds of $1,420,773, net of Underwriters discounts and offering costs of $279,166 and legal fees of $100,000.

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

Cash Flow Activities for the Three months ended March 31, 2024 and 2023

Cash Flows from Operating Activities

Net cash used in operating activities totaled $1,477,240 and $1,759,562 for the three months ended March 31, 2024, and 2023, respectively, a decrease of $282,322.

Net cash flow used in operating activities for the three months ended March 31, 2024 primarily reflected a net loss of $1,561,807 adjusted for the add-back (reduction) of non-cash items consisting of depreciation and amortization of $5,782, amortization of right of use assets of $17,123, accretion of stock-based stock option and common stock expense of $59,018, a non-cash gain from deconsolidation of variable interest entities of $(107), and foreign currency exchange loss of $12,965, offset by changes in operating assets and liabilities primarily consisting of an increase in prepaid expenses of $52,659, an increase in accounts payable and accrued expenses of $61,794, and a decrease in operating lease liabilities of $19,376.

Net cash flow used in operating activities for the three months ended March 31, 2023 primarily reflected a net loss of $2,399,214 adjusted for the add-back (reduction) of non-cash items consisting of depreciation of $5,782, amortization of right of use assets of $14,036, accretion of stock-based stock option and common stock expense of $639,156, a non-cash gain from initial consolidation of variable interest entities of $(42,737), and net unrealized and realized loss on short-term investments of $24,795, offset by changes in operating assets and liabilities primarily consisting of a decrease in accounts payable – related party of $21,801, an increase in prepaid expenses of $33,271, an increase in accounts payable and accrued expenses of $45,948, and a decrease in operating lease liabilities of $15,548.

Cash Flows from Investing Activities

Net cash (used in) provided by investing activities amounted to $(648,447) and $1,095,466 for the three months ended March 31, 2024 and 2023, respectively.

During the three months ended March 31, 2024, we purchased short-term investments of $3,337,115 and received gross proceeds from the sale of short-term investments of $2,688,668.

During the three months ended March 31, 2023, we purchased short-term investments of $964,072 and received gross proceeds from the sale of short-term investments of $1,995,000. Additionally, we received $64,538 in cash upon initial consolidation of variable interest entities.

Cash Flows from Financing Activities

Net cash provided by (used in) financing activities totaled approximately $1,420,773 and $(312,489) for the three months ended March 31, 2024 and 2023, respectively.

During the three months ended March 31, 2024, we received $559,251 from the sale of common stock, net, and received $861,522 from the sale of pre-funded warrants.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of March 31, 2024.

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

The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which we identified in our internal control over financial reporting:

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

ITEM 1A. RISK FACTORS.

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on March 29, 2024 (“Annual Report”). Except as set forth below, there have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Dragon Interactive Corporation, f/k/a SmarterVerse, Inc. (“Dragon Interactive”), a majority owned subsidiary of DatChat, Inc., entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional and accredited investor (the “Investor”), pursuant to which Dragon Interactive agreed to sell an aggregate of 120,000 shares (the “Shares”) of Dragon’s common stock, par value $0.0001 per share, for an aggregate purchase price of $36,000. Following the sale, the Company retains approximately 71.4% ownership of Dragon Interactive. The Dargon Interactive shares were offered and sold in reliance on the exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”) provided by Section 4(a)(2) and Regulation D (Rule 506) under the Securities Act.”

Issuer Purchases of Equity Securities

We did not have any common stock repurchases during the quarterly period ended March 31, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description of Exhibits
4.1	Amended and Restated 2021 Omnibus Equity Incentive Plan (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2023)
4.2	Underwriting Agreement dated January 16, 2024 between DatChat, Inc. and EF Hutton LLC (Incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed on January 19, 2024)
4.3	Form of Pre-Funded Warrant (included as Exhibit A to Exhibit 1.1) (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on January 19, 2024)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, is formatted in Inline XBRL

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DATCHAT, INC.

Dated: May 14, 2024	/s/ Darin Myman
Darin Myman
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 14, 2024	/s/ Brett Blumberg
Brett Blumberg
Chief Financial Officer
(Principal Financial and Accounting Officer)