Form 10-Q
period 2024-06-30
DatChat, Inc.
filed 2024-08-14
CIK 1648960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 14, 2024, there were 3,009,329 shares of common stock, par value $0.0001 per share, outstanding.

DATCHAT, INC.

FORM 10-Q

June 30, 2024

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

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DATCHAT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$587,518	$953,362
Short-term investments, at fair value	4,661,494	5,236,781
Accounts receivable	192	183
Prepaid expenses	105,352	185,675

Total Current Assets	5,354,556	6,376,001

N0N-CURRENT ASSETS:
Property and equipment, net	45,000	56,565
Operating lease right-of-use asset, net	38,846	73,977

Total Non-current Assets	83,846	130,542

Total Assets	$5,438,402	$6,506,543

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$361,348	$322,762
Operating lease liability	44,037	83,674
Contract liabilities	143	118

Total Current Liabilities	405,528	406,554

Total Liabilities	405,528	406,554

Commitments and Contingencies (Note 6)

STOCKHOLDERS’ EQUITY:
Preferred stock ($0.0001 par value; 20,000,000 shares authorized)
Series A Preferred stock ($0.0001 Par Value; 1 Share designated; none issued and outstanding on June 30, 2024 and December 31, 2023)	-	-
Series B Preferred stock ($0.0001 Par Value; 2,000,000 Share designated; 2,000,000 issued and outstanding on June 30, 2024 and December 31, 2023)	200	200
Common stock ($0.0001 par value; 180,000,000 shares authorized; 3,076,274 and 2,103,321 shares issued and 3,009,329 and 2,036,376 shares outstanding on June 30, 2024 and December 31, 2023, respectively)	308	210
Common stock to be issued (139 shares on June 30, 2024 and December 31, 2023)	-	-
Additional paid-in capital	56,772,699	54,597,083
Treasury stock, at cost (66,945 shares on June 30, 2024 and December 31, 2023)	(397,969)	(397,969)
Accumulated other comprehensive gain	-	34,553
Accumulated deficit	(50,255,147)	(48,134,088)
Total DatChat, Inc. Stockholders’ Equity	6,120,091	6,099,989
Noncontrolling interest	(1,087,217)	-

Total Stockholders’ Equity	5,032,874	6,099,989

Total Liabilities and Stockholders’ Equity	$5,438,402	$6,506,543

See accompanying notes to unaudited consolidated financial statements.

DATCHAT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

NET REVENUES	$151	$172	$282	$326

OPERATING EXPENSES:
Compensation and related expenses	522,596	1,380,038	1,420,260	2,929,730
Marketing and advertising expenses	32,883	46,599	67,600	160,402
Professional and consulting expenses	250,274	321,157	503,899	577,077
Research and development expense	226,058	337,458	459,976	620,231
General and administrative expenses	235,443	241,679	479,069	438,781
Impairment loss on digital currencies and other digital assets	-	-	-	23,381

Total operating expenses	1,267,254	2,326,931	2,930,804	4,749,602

LOSS FROM OPERATIONS	(1,267,103)	(2,326,759)	(2,930,522)	(4,749,276)

OTHER INCOME (EXPENSES):
Interest income, net	62,995	39,595	177,465	67,833
Gain on initial consolidation of variable interest entities	-	-	-	42,737
Gain on deconsolidation of variable interest entities	-	-	107	-
Foreign currency exchange loss	-	(66)	(12,965)	(66)
Realized loss on short-term investments	-	-	-	(47,672)

Total other income (expenses), net	62,995	39,529	164,607	62,832

NET LOSS	(1,204,108)	(2,287,230)	(2,765,915)	(4,686,444)

Net loss of subsidiary attributable to noncontrolling interest	220,861	-	644,856	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(983,247)	$(2,287,230)	$(2,121,059)	$(4,686,444)

COMPREHENSIVE LOSS:
Net loss	$(1,204,108)	$(2,287,230)	$(2,765,915)	$(4,686,444)

Other comprehensive (loss) gain:
Unrealized gain on short-term investments	-	112,535	-	197,570
Unrealized foreign currency translation gain	-	582	12,965	758

Comprehensive loss	$(1,204,108)	$(2,174,113)	$(2,752,950)	$(4,488,116)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.33)	$(1.10)	$(0.73)	$(2.27)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	3,009,329	2,074,042	2,907,757	2,068,907

See accompanying notes to unaudited consolidated financial statements.

DATCHAT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

	Series B				Common Stock		Additional			Accumulated Other			Total
	Preferred Stock		Common Stock		to be Issued		Paid-in	Treasury Stock		Comprehensive	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Gain (Loss)	Deficit	Interest	Equity

Balance, December 31, 2023	2,000,000	$200	2,103,321	$210	139	$-	$54,597,083	66,945	$(397,969)	$34,553	$(48,134,088)	$-	$6,099,989

Accretion of stock based compensation in connection with stock option grants	-	-	-	-	-	-	6,695	-	-	-	-	-	6,695

Accretion of stock-based professional fees in connection with stock option grants	-	-	-	-	-	-	22,019	-	-	-	-	-	22,019

Issuance of common shares in subsidiary for services	-	-	-	-	-	-	22,500	-	-	-	-	-	22,500

Issuance of common stock for cash, net of allocated offering costs of $149,248	-	-	382,972	39	-	-	559,212	-	-	-	-	-	559,251

Sale of pre-funded warrants, net of allocated offering costs of $229,919	-	-	-	-	-	-	861,522	-	-	-	-	-	861,522

Cashless exercise of pre-funded warrants	-	-	589,981	59	-	-	(59)	-	-	-	-	-	-

Initial recording on noncontrolling interest	-	-	-	-	-	-	442,361	-	-	-	-	(442,361)	-

Accumulated other comprehensive loss	-	-	-	-	-	-	-	-	-	(34,553)	-	-	(34,553)

Net loss for the period	-	-	-	-	-	-	-	-	-	-	(1,137,812)	(423,995)	(1,561,807)

Balance, March 31, 2024	2,000,000	200	3,076,274	308	139	-	56,511,333	66,945	(397,969)	-	(49,271,900)	(866,356)	5,975,616

Accretion of stock based compensation in connection with stock option grants	-	-	-	-	-	-	3,349	-	-	-	-	-	3,349

Accretion of stock-based professional fees in connection with stock option grants	-	-	-	-	-	-	22,019	-	-	-	-	-	22,019

Issuance of common shares in subsidiary for cash	-	-	-	-	-	-	235,998	-	-	-	-	-	235,998

Net loss for the period	-	-	-	-	-	-	-	-	-	-	(983,247)	(220,861)	(1,204,108)

Balance, June 30, 2024	2,000,000	$200	3,076,274	$308	139	$-	$56,772,699	66,945	$(397,969)	$-	$(50,255,147)	$(1,087,217)	$5,032,874

	Series B				Common Stock		Additional			Accumulated Other			Total
	Preferred Stock		Common Stock		to be Issued		Paid-in	Treasury Stock		Comprehensive	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Gain	Deficit	Interest	Equity

Balance, December 31, 2022	-	$-	2,059,717	$206	139	$-	$52,285,488	-	$-	$-	$(39,729,118)	$-	$12,556,576

Accretion of stock based compensation in connection with stock option grants	-	-	-	-	-	-	603,278	-	-	-	-	-	603,278

Accretion of stock-based professional fees in connection with stock option grants and shares	-	-	-	-	-	-	21,900	-	-	-	-	-	21,900

Issuance of common stock for professional services	-	-	14,300	1	-	-	99,999	-	-	-	-	-	100,000

Purchase of treasury stock	-	-	-	-	-	-	-	47,985	(311,174)	-	-	-	(311,174)

Accumulated other comprehensive gain	-	-	-	-	-	-	-	-	-	132,883	-	-	132,883

Rounding for reverse split	-	-	25		-	-		-	-	-	-	-	-

Net loss for the period	-	-	-	-	-	-	-	-	-	-	(2,399,214)	-	(2,399,214)

Balance, March 31, 2023	-	-	2,074,042	207	139	-	53,010,665	47,985	(311,174)	132,883	(42,128,332)	-	10,704,249

Accretion of stock based compensation in connection with stock option grants	-	-	-	-	-	-	752,155	-	-	-	-	-	752,155

Accretion of stock-based professional fees in connection with stock option grants and shares	-	-	-	-	-	-	33,058	-	-	-	-	-	33,058

Purchase of treasury stock	-	-	-	-	-	-	-	18,960	(86,795)	-	-	-	(86,795)

Accumulated other comprehensive gain	-	-	-	-	-	-	-	-	-	65,445	-	-	65,445

Net loss for the period	-	-	-	-	-	-	-	-	-	-	(2,287,230)	-	(2,287,230)

Balance, June 30, 2023	-	$-	2,074,042	$207	139	$-	$53,795,878	66,945	$(397,969)	$198,328	$(44,415,562)	$-	$9,180,882

See accompanying notes to unaudited consolidated financial statements.

DATCHAT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,765,915)	$(4,686,444)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,565	12,941
Amortization of right of use asset	35,131	28,782
Stock-based compensation	10,044	1,355,433
Stock-based professional fees	94,038	118,936
Stock-based professional fees - Dragon Interactive	12,616	-
Gain from initial consolidation of variable interest entities	-	(42,737)
Gain on deconsolidation of variable interest entities	(107)	-
Foreign currency exchange loss	12,965	66
Impairment loss on digital currencies and other digital assets	-	23,381
Realized gain on short-term investments	-	(125,782)
Unrealized loss on short-term investments	-	47,672
Changes in operating assets and liabilities:
Accounts receivable	(9)	277
Accounts receivable - related party	-	42,000
Prepaid expenses	40,207	53,612
Accounts payable and accrued expenses	38,693	23,633
Contract liabilities	25	(81)
Operating lease liability	(39,637)	(31,807)

NET CASH USED IN OPERATING ACTIVITIES	(2,550,384)	(3,180,118)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of short-term investments	6,121,770	3,845,000
Purchase of short-term investments, net	(5,594,001)	(964,072)
Purchase of property and equipment	-	(32,185)
Increase in cash from consolidation of variable interest entities	-	64,538

NET CASH PROVIDED BY INVESTING ACTIVITIES	527,769	2,913,281

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of related party advances	-	(1,315)
Proceeds from sale of common stock, net	559,251	-
Proceeds from sale of subsidiary common stock	235,998	-
Proceeds from sale of pre-funded warrants	861,522	-
Purchase of treasury stock	-	(397,969)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,656,771	(399,284)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(365,844)	(666,121)

Effect of exchange rate changes on cash	-	758

CASH AND CASH EQUIVALENTS - beginning of period	953,362	1,732,956

CASH AND CASH EQUIVALENTS - end of period	$587,518	$1,067,593

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Initial recording on noncontrolling interest deficit	$442,361	$-
Common stock issued for future services	$-	$100,000

See accompanying notes to unaudited consolidated financial statements.

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

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

On June 16, 2022, the Company formed a majority owned subsidiary, Dragon Interact, Inc., under the name “SmarterVerse, Inc.”, a company incorporated under the laws of the State of Nevada (“Dragon”). On February 14, 2024, Dragon filed a Certificate of Amendment with the State of Nevada to change its name from “SmarterVerse, Inc.” to “Dragon Interactive Corporation”. On February 14, 2023, Dragon entered into a subscription agreement with Metabizz, LLC. In connection with the subscription agreement, Dragon sold Metabizz, LLC 8,000,000 shares of its common stock for $800, which was 40% of the issued and outstanding common shares of Dragon. On October 2, 2023, pursuant to the Stock Purchase Agreement, Dragon issued the Company an additional 12,000,000 shares of its common stock for $500,000 in Dragon expenses paid to Metabizz on behalf of Dragon. On August 7, 2024, Dragon filed a Certificate of Amendment with the State of Nevada to change its name from “Dragon Interactive Corporation” to “Dragon Interact, Inc”.

On January 10, 2024, VR Interactive LLC (“VR Interactive”), a company 45% owned by Darin Myman, the Company’s CEO and 3.75% owned by Peter Shelus, the Company’s chief technology officer and director, purchased 8,000,000 shares of Dragon from the Metabizz shareholders. Mr. Myman is a partner in VR Interactive. Therefore, VR Interactive, a related party, became a 25% non-controlling interest in Dragon. On January 25, 2024, Dragon entered into a 9-month consulting agreement with an individual for business development, financial and market due diligence services to be rendered over the term of the agreement. In connection with this consulting agreement, Dragon issued 1,500,000 of its shares for services to be rendered. During the three months ended June 30, 2024. Dragon issued 786,660 of its shares for net cash proceeds of $235,998. Accordingly, as of June 30, 2024 and December 31, 2023, the Company owns 70% and 75% of Dragon, respectively.

On February 14, 2023, based on the Company’s analysis, Metabizz, LLC and Metabizz SAS were determined to be variable interest entities (see below). Metabizz, LLC and Metabizz SAS were formed by a group of technology professionals to provide programming services only to Dragon. One of the founders of Metabizz, LLC was the chief technology officer of Dragon. On March 31, 2024, based on the Company’s analysis, the Company deconsolidated Metabizz, LLC and Metabizz SAS. During the three months ended June 30, 2024, the Company ceased doing business with Metabizz, LLC and Metabizz SAS and will pay technology professionals directly.

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

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

(Unaudited)

The Company consolidates its subsidiaries that are wholly-owned and majority owned, and entities that are variable interest entities (“VIE”) where the Company is determined to be the primary beneficiary. The Company’s consolidated financial statements include the accounts of its wholly-owned subsidiaries, DatChat, Inc., DatChat Patents II, LLC, its majority owned subsidiary, Dragon and VIE entities, Metabizz, LLC and Metabizz SAS through March 31, 2024, at which date the VIE entities were deconsolidated. All intercompany accounts and transactions have been eliminated in consolidation.

The Company accounts for it noncontrolling interest in Dragon in accordance with ASC Topic 810-10-45, which requires the Company to present noncontrolling interests as a separate component of total shareholders’ equity on the consolidated balance sheets and the consolidated net loss attributable to its noncontrolling interest be clearly identified and presented on the face of the consolidated statements of operations. Through January 10, 2024, the date that VR Interactive purchased 8,000,000 shares of Dragon from the Metabizz LLC, any noncontrolling interest eliminated in consolidation. Because this change in ownership moved from a consolidated entity (the VIE entities) to a nonconsolidated entity (VR Interactive), subsequent to January 10, 2024 the Company ceased eliminating the noncontrolling interest in consolidation and recorded an initial negative noncontrolling interest of $386,480 in total equity for the portion of equity ownership not attributable to DatChat based on the minority interest holders’ ownership interest in the carrying value of Dragon’s equity. Additionally, on January 25, 2024, the date that Dragon issued 1,500,000 of its shares to an individual, the Company recorded an initial negative noncontrolling interest of $55,881 in total equity for the portion of additional equity ownership not attributable to the Company based on this minority interest holders’ ownership interest in the carrying value of Dragon’s equity.

On March 31, 2024, based on the Company’s analysis, the Company deconsolidated Metabizz, LLC and Metabizz SAS. During the six months ended June 30, 2024, the Company ceased doing business with Metabizz, LLC and Metabizz SAS and will pay technology professionals directly. In connection with the deconsolidation of Metabizz, LLC and Metabizz SAS, during the six months ended June 30, 2024, the Company recorded a gain on deconsolidation of $107.

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

Based on the Company’s analysis, on February 14, 2023, Metabizz, LLC, a Florida corporation, and Metabizz SAS, a company incorporated under the laws of Columbia (collectively “Metabizz”), were determined to be VIE entities in accordance with ASC 810-10-25-22 because the equity owners in Metabizz did not have the characteristics of a controlling financial interest and the initial equity investments in these entities may be or are insufficient to meet or sustain its operations without additional subordinated financial support from DatChat. The equity owners of Metabizz had only a nominal equity investment at risk, and the Company absorbed or received a majority of the entity’s expected losses or benefits. The Company participated significantly in the design of Metabizz. The Company has provided working capital advances to Metabizz to allow Metabizz to fund its day-to-day obligations. Substantially all of the activities of Metabizz were conducted for the Company’s benefit, as evidenced by the fact that the operations of Metabizz consisted of development of software and technologies to be used by Dragon and the Company provided working capital to Metabizz to pay employees and independent contractors to perform the development services on behalf of the Company. Repayment of the working capital advances is not guaranteed by the equity owner of Metabizz and creditors of Metabizz do not have recourse against the Company. Accordingly, the Company was required to consolidate the assets, liabilities, revenues and expenses of Metabizz using the fair value method. Additionally, the managing partner of Metabizz was also the Chief Innovation Officer of Dragon. Since Metabizz, LLC and Metabizz SAS were considered VIE’s, any noncontrolling interest eliminated in consolidation. In connection with the initial consolidation of Metabizz, on February 14, 2023 (the initial consolidation date), the Company recorded a gain on initial consolidation of variable interest entities of $42,737.

On March 31, 2024, based on the Company’s analysis, the Company deconsolidated Metabizz, LLC and Metabizz SAS. During the three months ended March 31, 2024, the Company ceased doing business with Metabizz, LLC and Metabizz SAS and will pay technology professionals directly. In connection with the deconsolidation of Metabizz, LLC and Metabizz SAS, during the six months ended June 30, 2024, the Company recorded a gain on deconsolidation of $107.

The Company’s consolidated balance sheets included the following assets and liabilities from its VIEs:

	June 30,	December 31,
	2024	2023
Cash	$-	$5,862
Total assets	$-	$5,862

Due to the Company and Dragon (eliminates in consolidation)	$-	$1,023,746
Total liabilities	$-	$1,023,746

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

(Unaudited)

Going concern

These unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of June 30, 2024, we had cash and cash equivalents of $587,518 and short-term investments of $4,661,494. Short-term investments include U.S. Treasury zero coupon bills that are all highly rated and have initial maturities between four and twelve months.

As reflected in the accompanying unaudited consolidated financial statements, the Company had a net loss of $2,765,915 for the six months ended June 30, 2024. Net cash used in operations was $2,550,384 for the six months ended June 30, 2024. Additionally, as of June 30, 2024, the Company had an accumulated deficit of $50,255,147 and has generated minimal revenues since inception. As of June 30, 2024, after an equity capital raise that occurred on January 16, 2024, and certain capital raises that occurred on April 3, 2024 and May 31, 2024 for the Company’s a majority owned subsidiary, Dragon (formerly, SmarterVerse, Inc.) (see Note 5) the Company had working capital of $4,949,028, including cash of $587,518 and short-term investments of $4,661,494. These factors, including continued net losses, cash used in operations and minimal revenues, raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund our operations in the future. Although the Company has historically raised capital from sales of common shares, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the consolidated financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates include assumptions used in assessing impairment of long-term assets, the valuation of intangible assets, the valuation of digital currencies and other digital assets, the valuation of lease liabilities and related right of use assets, the valuation of short-term investments, the valuation of deferred tax assets, the fair value of assets and liabilities of VIE’s on the initial VIE consolidation date, the allocation of corporate expenses to subsidiaries which impacts noncontrolling interest, and the fair value of non-cash equity transactions.

Cash and cash equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company’s account at this institution is insured by the FDIC up to $250,000. On June 30, 2024 and December 31, 2023, the Company had cash in excess of FDIC limits of approximately $73,429 and $446,379, respectively. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits. Any material loss that the Company may experience in the future could have an adverse effect on its ability to pay its operational expenses or make other payments and may require the Company to move its cash to other high quality financial institutions.

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

The following table represents the Company’s fair value hierarchy of its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023.

	June 30, 2024			December 31, 2023
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Short-term investments	$4,661,494	$-	$-	$5,236,781	$-	$-

The Company’s short-term investments are level 1 measurements and are based on redemption value at each date.

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

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

During the six months ended June 30, 2024 and 2023, the Company recorded an unrealized gain on short-term investments of $0 and $197,570, which is as a component of the consolidated statements of comprehensive loss.

Accounts receivable

The Company recognizes an allowance for losses on accounts receivable and notes receivable in an amount equal to the estimated probable losses net of recoveries under the current expected credit loss method. The allowance is based on an analysis of historical bad debt experience, current receivables aging and expected future write-offs, as well as an assessment of specific identifiable customer accounts and notes receivable considered at risk or uncollectible. On January 1, 2023, the Company adopted ASC 326, “Financial Instruments - Credit Losses”. In accordance with ASC 326, an allowance is maintained for estimated forward-looking losses resulting from the possible inability of customers to make the required payments (current expected losses). The amount of the allowance is determined principally on the basis of past collection experience and known financial factors regarding specific customers. The expense associated with the allowance for doubtful accounts on accounts receivable is recognized in general and administrative expenses. As of June 30, 2024 and December 31, 2023, accounts receivable amounted to $192 and $183, respectively, and for the six months ended June 30, 2024 and 2023, the Company did not recognize any bad debt expense.

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

The Company determines the fair value of its digital currencies and other digital assets on a nonrecurring basis in accordance with ASC 820, Fair Value Measurement, based on quoted prices on the active exchange(s) that it has determined is the principal market for Ethereum (Level 1 inputs) and other digital assets. The Company performs an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted prices on active exchanges, indicate that it is more likely than not that its digital assets are impaired. In determining if an impairment has occurred, the Company considers the lowest market price quoted on an active exchange since acquiring the respective digital asset. If the then current carrying value of a digital asset exceeds the fair value, an impairment loss has occurred with respect to those digital assets in the amount equal to the difference between their carrying values and the fair value. The impaired digital assets are written down to their fair value at the time of impairment and this new cost basis will not be adjusted upward for any subsequent increase in fair value. Gains are not recorded until realized upon sale, at which point they are presented net of any impairment losses for the same digital assets held. In determining the gain or loss to be recognized upon sale, the Company calculates the difference between the sales price and carrying value of the digital assets sold immediately prior to sale. Impairment losses and gains or losses on sales are recognized within operating expenses in the consolidated statements of operations. During the six months ended June 30, 2024 and 2023, the Company recorded an impairment loss of $0 and $23,381, respectively, which consists of the impairment of virtual real estate and digital currencies. Based on the Company’s impairment analysis, the decrease in value of the virtual real estate and digital currencies, which was based on the lowest market price quoted on an active exchange, was deemed to be other than temporary. Additionally, the Company determined that it will not utilize its virtual real estate.

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

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

(Unaudited)

Capitalized internal-use software costs

Costs incurred to develop internal-use software, including Metaverse software development, are expensed as incurred during the preliminary project stage. Internal-use software development costs are capitalized during the application development stage, which is after: (i) the preliminary project stage is completed; and (ii) management authorizes and commits to funding the project and it is probable the project will be completed and used to perform the function intended. Capitalization ceases at the point the software project is substantially complete and ready for its intended use, and after all substantial testing is completed. Upgrades and enhancements are capitalized if it is probable that those expenditures will result in additional functionality. Amortization is provided for on a straight-line basis over the expected useful life of the internal-use software development costs and related upgrades and enhancements. When existing software is replaced with new software, the unamortized costs of the old software are expensed when the new software is ready for its intended use. Software development costs incurred during the six months ended June 30, 2024 and 2023 were expensed since the Metaverse software development project is in the preliminary project stage. Such costs are included in research and development costs on the accompanying consolidated statement of operations and were incurred with Metabizz (see Note 4).

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

The Company tracks its revenue by product. The following table summarizes revenue by product for the three and six months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Subscription revenues	$151	$172	$282	$326
Total	$151	$172	$282	$326

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

(Unaudited)

Research and Development

Research and development costs incurred in the development of the Company’s products are expensed as incurred and include costs such as outside development costs, salaries and other allocated costs incurred. During the three months ended June 30, 2024 and 2023, research and development costs incurred in the development of the Company’s software products were $226,058 and $337,458, respectively. During the six months ended June 30, 2024 and 2023, research and development costs incurred in the development of the Company’s software products were $459,976 and $620,231, respectively. Research and development costs are included in research and development expense on the accompanying unaudited consolidated statements of operations.

Advertising Costs

The Company applies ASC 720 “Other Expenses” to account for advertising related costs. Pursuant to ASC 720-35-25-1, the Company expenses the advertising costs as they are incurred. Advertising costs were $32,883 and $46,599 for the three months ended June 30, 2024 and 2023, respectively. Advertising costs were $67,600 and $160,402 for the six months ended June 30, 2024 and 2023, respectively, Advertising costs are included in marketing and advertising expenses on the unaudited consolidated statements of operations.

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

JUNE 30, 2024 AND 2023

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

Noncontrolling interests

The Company follows ASC Topic 810, “Consolidation,” governing the accounting for and reporting of noncontrolling interests (“NCI”) in partially owned consolidated subsidiaries and the loss ofd control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCI be treated as a separate component of equity, not as a liability, that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than as step acquisitions or dilution gains or losses, and that losses of a partially-owned consolidated subsidiary be allocated to noncontrolling interests even when such allocation might result in a deficit balance. The net loss attributed to NCI was separately designated in the accompanying unaudited consolidated statements of operations and comprehensive loss. Losses attributable to NCI in a subsidiary may exceed a NCI’s interests in the subsidiary’s equity. The excess attributable to NCI is attributed to those interests. NCI shall continue to be attributed their share of losses even if that attribution results in a deficit NCI balance.

The Company allocates certain corporate common expenses to its subsidiaries based on the ratio of direct subsidiary expenses to total consolidated expenses. Management believes that this allocation method is reasonable.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. Except for Metabizz SAS, the functional currency of the Company is the U.S. dollar. The functional currency of the Company’s VIE, Metabizz SAS, is the Columbian Peso (“COP”). For Metabizz SAS, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. The cumulative translation adjustment and effect of exchange rate changes on cash for the six months ended June 30, 2024 and 2023 was $0 and $758, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency included in the results of operations as incurred. On March 31, 2024, based on the Company’s analysis, the Company deconsolidated Metabizz SAS (See Note 2).

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

	June 30,
	2024	2023
Common stock equivalents:
Common stock warrants	67,385	67,385
Common stock options	140,570	158,795
Total	207,955	266,180

Reclassifications

Certain line items on the statement of operations and comprehensive loss for the six months ended June 30, 2023 have been reclassified to conform to the current period presentation. Specifically, for the three and six months ended June 30, 2023, realized gains on short-term investments of $39,104 and $61,981, respectively, were reclassified to interest income, and for the six months ended June 30, 2023, gain on initial consolidation of variable interest entities of $63,801 was reclassified to research and development expense. These reclassifications did not change the Company’s reported net loss or comprehensive loss for the three and six months ended June 30, 2023.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on its financial statements.

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

(Unaudited)

NOTE 2 – SHORT-TERM INVESTMENTS

On June 30, 2024 and December 31, 2023, the Company’s short-term investments consisted of the following:

	June 30, 2024			December 31, 2023
	Cost	Unrealized Gain	Fair Value	Cost	Unrealized Gain	Fair Value
US Treasury zero coupon bills	$4,661,494	$-	$4,661,494	$5,189,263	$47,518	$5,236,781
Total short-term investments	$4,661,494	$-	$4,661,494	$5,189,263	$47,518	$5,236,781

As of June 30, 2024, short-term investments mature between July 2024 and October 2024.

NOTE 3 – OPERATING LEASE RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

In January 2019, the Company renewed and extended the term of its lease facility for another three-year period from January 2019 to December 2021 starting with a monthly base rent of $2,567 plus a pro rata share of operating expenses beginning January 2019. The base rent was subject to annual increases beginning the 2nd and 3rd lease year as defined in the lease agreement. In addition to the monthly base rent, the Company is charged separately for common area maintenance which is considered a non-lease component. These non-lease component payments are expensed as incurred and are not included in operating lease assets or liabilities. On August 27, 2021, the Company entered into an amendment agreement with the same landlord to modify the facility lease to relocate and increase the square footage of the lease premises. The term of the lease commenced on October 1, 2021 and will expire on December 31, 2024 with a new monthly base rent of $7,156 plus a pro rata share of operating expenses beginning January 2022. The base rent will be subject to 3% annual increases beginning in the 2nd and 3rd lease year as defined in the amended lease agreement. For the six months ended June 30, 2024 and 2023, rent expense amounted to $45,477 and $45,477, respectively, and were included in general and administrative expenses.

On August 27, 2021, upon the execution of the amendment agreement, the Company recorded right-of-use assets and operating lease liabilities of $198,898. The remaining lease term for the operating lease is 6 months as of June 30, 2024 and the incremental borrowing rate is 18.0% (based on historical borrowing rates).

Right-of- use assets are summarized below:

	June 30, 2024	December 31, 2023
Office lease	$198,898	$198,898
Less accumulated amortization	(160,052)	(124,921)
Right-of-use asset, net	$38,846	$73,977

Operating Lease liabilities are summarized below:

	June 30, 2024	December 31, 2023
Office lease	$198,898	$198,898
Reduction of lease liability	(154,861)	(115,224)
Total lease liability	44,037	83,674
Less: current portion	44,037	83,674
Long term portion of lease liability	$-	$-

Minimum lease payments under the non-cancelable operating lease on June 30, 2024 are as follows:

For the year ended June 30:
2025	$46,393
Total	46,393
Less: present value discount	(2,356)
Total operating lease liability	$44,037

NOTE 4 – RELATED PARTY TRANSACTIONS

Due to Related Party

The Company’s officer, Mr. Darin Myman, from time to time, provides advances to the Company for working capital purposes. These advances are short-term in nature and non-interest bearing. During the six months ended June 30, 2023, the Company repaid $1,315. On June 30, 2024 and December 31, 2023, the Company had a payable to the officer of $0.

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

(Unaudited)

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

Other

See Note 6 for Employment Agreement with the Company’s chief executive officer, Darin Myman.

During the six months ended June 30, 2024 and 2023, the wife of the Company’s chief executive officer was employed as an executive secretary and earned $36,000 and $36,000, respectively.

On January 10, 2024, VR Interactive LLC (“VR Interactive”), a company 45% owned by Darin Myman, the Company’s CEO and 3.75% owned by Peter Shelus, the Company’s chief technology officer and director, purchased 8,000,000 shares of Dragon from the Metabizz shareholders for cash amounting to $120,000. Mr. Myman is a partner in VR Interactive. Therefore, VR Interactive, a related party, became a 25% non-controlling interest in Dragon.

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

Preferred Stock

Series A Preferred Stock

In August 2016, the Company designated one share of Series A Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), which has a stated value equal to $1.00 as may be adjusted for any stock dividends, combinations or splits. Each one (1) share of the Series A Preferred Stock shall have voting rights equal to (x) the total issued and outstanding Common Stock eligible to vote at the time of the respective vote divided by (y) forty-nine one hundredths (0.49) minus (z) the total issued and outstanding Common Stock eligible to vote at the time of the respective vote. The Series A Preferred Stock does not convert into securities of the Company. The Series A Preferred Stock does not contain any redemption provision. In the event of liquidation of the Company, the holder of Series A Preferred shall not have any priority or preferences with respect to any distribution of any assets of the Company and shall be entitled to receive equally with the holders of the Company’s common stock. As of June 30, 2024 and December 31, 2023, there were no Series A Preferred Stock outstanding.

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

(Unaudited)

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

The Underwriting Agreement contained customary representations, warranties and covenants made by the Company. It also provided for customary indemnification by each of the Company and the Underwriters, severally and not jointly, for losses or damages arising out of or in connection with the Offering, including for liabilities under the Securities Act of 1933, as amended, other obligations of the parties and termination provisions. In addition, pursuant to the terms of the Underwriting Agreement, each of the Company’s directors and executive officers entered into “lock-up” agreements with the Representative that generally prohibit, without the prior written consent of the Representative and subject to certain exceptions, the sale, transfer or other disposition of securities of the Company until July 17, 2024. Further, pursuant to the terms of the Underwriting Agreement, the Company agreed for a period of 180-days from the closing date, subject to certain exceptions, not to issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of capital stock of the Company or any securities convertible or exercisable or exchangeable for shares of capital stock of the Company; (ii) file any registration statement; (iii) complete any offering of debt securities of the Company, other than entering into a line of credit with a traditional bank, or (iv) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of capital stock of the Company.

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

(Unaudited)

On April 3, 2024, Dragon entered into a Securities Purchase Agreement with an institutional and accredited investor, pursuant to which Dragon agreed to sell an aggregate of 120,000 shares of Dragon’s common stock, par value $0.0001 per share for an aggregate purchase price of $36,000. Following the sale, the Company retained approximately 71.4% ownership of Dragon.

On May 31, 2024, Dragon entered into a Securities Purchase Agreement with an institutional and accredited investor, pursuant to which Dragon agreed to sell an aggregate of 666,660 shares of Dragon’s common stock, par value $0.0001 per share for an aggregate purchase price of $199,998. Following the sale, the Company retains approximately 70.0% ownership of Dragon.

2023 Stock Repurchase Plan

On January 6, 2023, the Board of Directors of the Company approved a stock repurchase program authorizing the purchase of up to $2 million of the Company’s common stock (the “2023 Stock Repurchase Program”). In connection with the 2023 Stock Repurchase Program, during the year ended December 31, 2023, the Company purchased 66,945 shares of its common stock for $397,969, or at an average price of $5.94 per share, which has been reflected as treasury stock on the accompanying consolidated balance sheet on June 30, 2024 and December 31, 2023. During the six months ended June 30, 2024, the Company did not purchase any treasury shares. During the six months ended June 30, 2023, the Company purchased 66,944 shares of its common stock for $397,969, or at an average price of $5.94 per share.

Common Stock Issued for Professional Services

On March 6, 2023, the Company entered into a six-month consulting agreement with an entity for investor relations services. In connection with this consulting agreement, the Company issued 14,300 restricted common shares of the Company to the consultant. These shares vest immediately. These shares were valued at $100,000, or $6.99 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. In connection with this consulting agreement, during the six months ended June 30, 2024 and 2023, the Company recorded stock-based professional fees of $0 and $63,978, respectively.

On July 25, 2023, the Company issued 19,802 of its common shares pursuant to a one-year consulting agreement. These shares were valued at $100,000, or a per share price of $5.05, based on the quoted closing price of the Company’s common stock on the measurement date. In connection with these shares, during the six months ended June 30, 2024, the Company recorded stock-based professional fees of $50,000 with the remaining $6,720 recorded as a prepaid asset as of June 30, 2024, which will be amortized into stock-based professional fees over the remaining term.

On January 25, 2024, Dragon entered into a 9-month consulting agreement with an individual for business development, financial and market due diligence services to be rendered over the term of the agreement. In connection with this consulting agreement, Dragon issued 1,500,000 of its shares for services to be rendered. The Dragon shares were valued at $22,500, or $0.015 per shares, based on the sale of the Dragon shares in a private transaction. In the connection with the issuance of these shares, during the six months ended June 30, 2024, the Company recorded stock-based compensation of $12,616, and as of June 30, 2024, the Company recorded prepaid expenses of $9,884, which will be amortized into professional fees over the remaining term of the agreement.

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

JUNE 30, 2024 AND 2023

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

2024

During the six months ended June 30, 2024 and 2023, certain employees were terminated and accordingly, 18,100 and 306,250 unvested options were forfeited, respectively,.

During the six months ended June 30, 2024, accretion of stock-based expense related to stock options amounted to $54,082 of which $10,044 was recorded in compensation and related expenses and $44,038 was recorded in professional and consulting expenses as reflected in the consolidated statements of operations. During the six months ended June 30, 2023, the Company recognized total stock-based expenses related to stock options of $1,410,391 of which $1,355,433 was recorded in compensation and related expenses and $54,958 was recorded in professional and consulting expenses as reflected in the statements of operations. As of June 30, 2024, a balance of $13,492 remains to be expensed over future vesting periods related to unvested stock options issued for services to be expensed over a weighted average period of 0.60 years.

During the six months ended June 30, 2023, the stock options were valued at the grant date using a Black-Scholes option pricing model with the following assumptions. The simplified method was used for the expected option term and expected volatility was based on historical volatility:

2023
Dividend rate	—%
Term (in years)	3 years
Volatility	168.0%
Risk—free interest rate	3.96%

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

(Unaudited)

The following is a summary of the Company’s stock option activity for the six months ended June 30, 2024 as presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance on December 31, 2023	158,670	$105.30	3.12
Granted	-	-	-
Cancelled	(18,100)	32.69	-
Balance on June 30, 2024	140,570	$114.65	2.52
Options exercisable on June 30, 2024	126,283	$123.88	2.44
Weighted average fair value of options granted during the 2024 period		$-

On June 30, 2024, the aggregate intrinsic value of options outstanding was $0.

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

A summary of the Company’s outstanding stock warrants, including 44,252 Series A public warrants, is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance on December 31, 2023	67,385	$49.80	2.65
Issued	590,000	-	-
Exercised	(590,000)	-	-
Balance on June 30, 2024	67,385	49.80	2.15
Warrants exercisable on June 30, 2024	67,385	$49.80	2.15

On June 30, 2024, the aggregate intrinsic value of warrants outstanding was $0.

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

(Unaudited)

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

During the six months ended June 30, 2024 and 2023, the compensation committee of the board of directors of the Company approved and the Company recorded a bonus to the Company’s chief executive officer in the amount of $300,000 and $300,000, respectively.

Underwriting Engagement Letter

On February 23, 2024, Dragon entered into an engagement letter agreement (the Agreement”) with EF Hutton LLC (“EF Hutton”), whereby EF Hutton will act as the lead underwriter, deal manager and investment banker for a proposed initial public offering (the “Offering”) for a period of (i) 12 months from the date of this Agreement, or (ii) the final closing, if any, of the Offering (the “Engagement Period”); provided, however, that (a) the Company may terminate this Agreement on or after the 180th day following the date of the Agreement upon fifteen days prior written notice to EF Hutton, and (b) EF Hutton may terminate the Agreement on or after the 120th day following the date of the Agreement upon thirty days prior written notice to the Company. During the Engagement Period, the Company also engaged EF Hutton as its placement agent in a bridge financing with an offering size/transactional size of up to approximately $5.0 million; EF Hutton shall receive a placement fee of 10.0% of the aggregate gross proceeds of the bridge financing. The placement fee shall be provided to EF Hutton at the closing of the bridge financing. In connection with the Offering, an underwriting discount of 8.0% (the “Underwriting Discount”) of the total gross proceeds of the Offering shall be provided to EF Hutton at the closing of the Offering, and each closing of the Over-Allotment Option (if any). As additional compensation for EF Hutton’s services, the Company shall issue to EF Hutton or its designees at the closing of the Offering (the “Closing”), and each closing of the Over-Allotment Option (if any), warrants (the “Underwriter’s Warrants”) to purchase that number of shares of common stock of the Company equal to 5.0% of the aggregate number of shares of common stock sold in the Offering. The Underwriter’s Warrants will be exercisable at any time and from time to time, in whole or in part, during the four and a half-year period commencing six (6) months from the effective date of the Offering, at a price per share equal to 100.0% of the public offering price per security. Additionally, the Company will provide an expense advance (the “Advance”) to EF Hutton of $50,000, of which $25,000 was paid upon the execution of the Agreement and included in prepaid expenses on the accompanying unaudited consolidated balance sheet as of June 30, 2024, and an additional $25,000 is due upon the initial filing of a registration statement, which has not occurred as of the date of this report.

NOTE 7 – SUBSEQUENT EVENTS

On August 7, 2024, the Company’s majority owned subsidiary, Dragon Interactive Corporation, filed a Certificate of Amendment with the State of Nevada to change its name from “Dragon Interactive Corporation” to “Dragon Interact, Inc”.

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

Habytat

In June 2022, we formed a majority owned subsidiary, Dragon Interact, Inc. (formerly, SmarterVerse, Inc.) (“Dragon “). In August 2022, we launched the “Habytat”, a virtual space that blends real world and virtual realities into one, in real time, using emerging technology like virtual and augmented reality, to create a highly immersive 3D environment. Habytat is supported by proprietary artificial intelligence (“AI”) and utilizes a machine learning engine to develop more realistic looking content, daily rewards, games, and new utilities that are designed to further enhance the user experience in an engaging way. Our goal is to leverage our patents and develop new technology that leads to more people joining and seeing the value in the metaverse. Currently, the development agreement is not active.

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

Myseum

We are currently developing “Myseum,” a platform that will allow users to create a personal museum designed to easily share pictures, videos and documents utilizing planned features, such as creating instant sharing spaces at family gatherings, time released video messages, multi-tiered social media, and secure family document storage and sharing. Currently, Myseum is scheduled to launch in the second half of 2024 and will encompass features and social networking technology designed to unlock and share digital media.

Spin-off and Name Change

In January 2024, we announced plans to spin-off the Habytat platform business into a new standalone public company pursuant to a distribution of the Dragon shares as further discussed below. As of the date of this Quarterly Report, we currently own approximately 70.0% of Dragon, the entity that owns and operates the Habytat platform business. This marked a significant step forward in our corporate strategy to reposition the Company as a pureplay social media ecosystem centered around our Myseum assets.

In February 2024, Dragon changes its name from “SmarterVerse, Inc.” name to “Dragon Interactive Corporation”.

In February 2024, Darin Myman was appointed as President of Dragon.

On August 7, 2024, Dragon filed a Certificate of Amendment with the State of Nevada to change its name from “Dragon Interactive Corporation” to “Dragon Interact, Inc”.

If the share distribution proceeds, it is currently contemplated that our shareholders will maintain their current shares in the Company and receive a pro-rata distribution of a portion of our shares of Dragon. The proposed share distribution remains subject to approval by our board of directors as well as other customary conditions, including the filing and effectiveness of either a Form S-1 or Form 10 registration statement with the U.S. Securities and Exchange Commission and obtaining of any other required regulatory approvals. Upon consummation of the proposed distribution, Dragon would become a standalone public company with plans to list on a national stock exchange. No assurance can be given that the spin-off and/or the distribution will occur as anticipated or at all.

Recent Events

On January 16, 2024, we entered into an underwriting agreement with EF Hutton LLC, as the representative of the underwriters named therein, relating to an underwritten public offering of 382,972 shares of our common stock and pre-funded warrants to purchase up 590,000 shares of our common stock for net proceeds of approximately $1.4 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company, which closed on January 16, 2024.

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

Capitalized internal-use software costs

Costs incurred to develop internal-use software including Metaverse software development, are expensed as incurred during the preliminary project stage. Internal-use software development costs are capitalized during the application development stage, which is after: (i) the preliminary project stage is completed; and (ii) management authorizes and commits to funding the project and it is probable the project will be completed and used to perform the function intended. Capitalization ceases at the point the software project is substantially complete and ready for its intended use, and after all substantial testing is completed. Upgrades and enhancements are capitalized if it is probable that those expenditures will result in additional functionality. Amortization is provided for on a straight-line basis over the expected useful life of the internal-use software development costs and related upgrades and enhancements. When existing software is replaced with new software, the unamortized costs of the old software are expensed when the new software is ready for its intended use. Software development costs incurred during the six months ended June 30, 2024 and 2023 were expensed since the Metaverse software development project is in the preliminary project stage. Such costs are included in research and development costs on the accompanying consolidated statement of operations.

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

Based on the Company’s analysis, on February 14, 2023, Metabizz, LLC, a Florida corporation, and Metabizz SAS, a company incorporated under the laws of Columbia (collectively “Metabizz”), were determined to be VIE entities in accordance with ASC 810-10-25-22 because the equity owners in Metabizz did not have the characteristics of a controlling financial interest and the initial equity investments in these entities may be or were insufficient to meet or sustain its operations without additional subordinated financial support from DatChat. The equity owners of Metabizz had only a nominal equity investment at risk, and the Company absorbed or received a majority of the entity’s expected losses or benefits. The Company participated significantly in the design of Metabizz. The Company provided working capital advances to Metabizz to allow Metabizz to fund its day-to-day obligations. Substantially all of the activities of Metabizz were conducted for the Company’s benefit, as evidenced by the fact that the operations of Metabizz consisted of development of software and technologies to be used by Dragon and the Company provided working capital to Metabizz to pay employees and independent contractors to perform the development services on behalf of the Company. Repayment of the working capital advances is not guaranteed by the equity owner of Metabizz and creditors of Metabizz do not have recourse against the Company. Accordingly, the Company was required to consolidate the assets, liabilities, revenues and expenses of Metabizz using the fair value method. Additionally, the managing partner of Metabizz was also the Chief Innovation Officer of Dragon. Since Metabizz, LLC and Metabizz SAS were considered VIE’s, any noncontrolling interest eliminated in consolidation. In connection with the initial consolidation of Metabizz, on February 14, 2023 (the initial consolidation date), the Company recorded a gain on initial consolidation of variable interest entities of $42,737.

On March 31, 2024, based on the Company’s analysis, the Company deconsolidated Metabizz, LLC and Metabizz SAS. During the three months ended March 31, 2024, the Company ceased doing business with Metabizz, LLC and Metabizz SAS and will pay technology professionals directly. In connection with the deconsolidation of Metabizz, LLC and Metabizz SAS, during the six months ended June 30, 2024, the Company recorded a gain on deconsolidation of $107.

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

Results of Operations

Revenue

During the three months ended June 30, 2024 and 2023, we generated minimal revenues of $151 and $172, respectively. During the six months ended June 30, 2024 and 2023, we generated minimal revenues of $282 and $326, respectively.

Operating expenses

For the three months ended June 30, 2024, operating expenses amounted to $1,267,254 as compared to $2,326,931 for the three months ended June 30, 2023, a decrease of $1,059,677, or 45.5%. For the six months ended June 30, 2024, operating expenses amounted to $2,930,804 as compared to $4,749,602 for the six months ended June 30 2023, a decrease of $1,818,798, or 38.3%. For the three and six months ended June 30, 2024 and 2023, operating expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Compensation and related expenses	$522,596	$1,380,038	$1,420,260	$2,929,730
Marketing and advertising expenses	32,883	46,599	67,600	160,402
Professional and consulting expenses	250,274	321,157	503,899	577,077
Research and development	226,058	337,458	459,976	620,231
General and administrative expenses	235,443	241,679	479,069	438,781
Impairment loss on digital currencies and other digital assets	-	-	-	23,381
Total	$1,267,254	$2,326,931	$2,930,804	$4,749,602

Compensation and related expenses

Compensation and related expenses include salaries, stock-based compensation, health insurance and other benefits.

During the three months ended June 30, 2024 and 2023, compensation and related expenses amounted to $522,596 and $1,380,038, respectively, a decrease of $857,442, or 62.1%. The decrease was attributable to a decrease in stock-based compensation of $746,806 and an overall decrease in compensation and other related expenses of $110,636.

During the six months ended June 30, 2024 and 2023, compensation and related expenses amounted to $1,420,260 and $2,929,730, respectively, a decrease of $1,509,470, or 51.5%. The decrease was attributable to a decrease in stock-based compensation of $1,345,389 and an overall decrease in compensation and other related expenses of $164,081.

Marketing and advertising expenses

During the three months ended June 30, 2024 and 2023, marketing and advertising expenses amounted to $32,883 and $46,599, respectively, a decrease of $13,716, or 29.4%. During the six months ended June 30, 2024 and 2023, marketing and advertising expenses amounted to $67,600 and $160,402, respectively, a decrease of $92,808, or 57.9%. The decrease was primarily due to an overall decrease in promotions, branding and digital marketing strategies and social media ads.

Professional and consulting expenses

During the three months ended June 30, 2024 and 2023, we reported professional and consulting expenses of $250,274 and $321,157, respectively, a decrease of $70,883, or 22.1%. The decrease was primarily attributable to a decrease in legal fees of $38,753, a decrease in investor relations of $34,840, a decrease in stock-based consulting fees of $28,727, and a decrease other professional fees of $2,511, offset by an increase in other consulting fees of $27,742, and an increase in accounting fees of $6,207.

During the six months ended June 30, 2024 and 2023, we reported professional and consulting expenses of $503,899 and $577,077, respectively, a decrease of $73,178, or 12.7%. The decrease was primarily attributable to a decrease in investor relations of $44,646, a decrease in legal fees of $28,835, a decrease in stock-based consulting fees of $12,283, and a decrease other professional fees of $2,476, offset by an increase in other consulting fees of $9,954, and an increase in accounting fees of $5,108.

Research and development expenses

During the three months ended June 30, 2024 and 2023, we incurred $226,058 and $337,458 in research and development expenses, a decrease of $111,400, or 33.0%. During the six months ended June 30, 2024 and 2023, we incurred $459,976 and $620,231 in research and development expenses, a decrease of $160,255, or 25.8%. Research and development costs were incurred in connection with our Metaverse software development project, including the development of Habytat which is in the preliminary stage.

General and administrative expenses

During the three months ended June 30, 2024 and 2023, general and administrative expenses amounted to $235,443 and $241,679, a decrease of $6,236, or 2.6%. The decrease was primarily attributable to a decrease in travel expenses of $11,108, a decrease of public company fees of $5,796, and a decrease in other general and administrative expenses of $3,557, offset by an increase in internet and computer expenses of $14,225.

During the six months ended June 30, 2024 and 2023, general and administrative expenses amounted to $479,069 and $438,781, an increase of $40,288, or 9.2%. The increases are primarily attributable to an increase in internet and computer expenses of $62,219, and an increase in proxy meeting expense of $28,465, offset by a decrease in travel expense of $43,100 and a decrease in other general and administrative expenses of $7,296.

Impairment loss on digital currencies and other digital assets

During the three months ended June 30, 2024 and 2023, operating expenses included an impairment charge related to the write down of digital assets of $0. During the six months ended June 30, 2024 and 2023, operating expenses included an impairment charge related to the write down of digital assets of $0 and $23,381, respectively.

Loss from Operations

During the three months ended June 30, 2024, loss from operation amounted to $1,267,103 as compared to $2,326,759 during the three months ended June 30, 2023, a decrease of $1,059,656, or 45.5%. During the six months ended June 30, 2024, loss from operation amounted to $2,930,522 as compared to $4,749,276 during the six months ended June 30, 2023, a decrease of $1,818,754, or 38.3%.

Other Income (Expense)

Other income (expenses) primarily consisted of interest income, gain on initial consolidation of variable interest entities, gain on deconsolidation of variable interest entities, foreign currency exchange loss, and realized gains or losses on short-term investments. During the three months ended June 30, 2024 and 2023, we reported other income, net of $62,995 and $39,529, respectively. During the six months ended June 30, 2024 and 2023, we reported other income, net of $164,607 and $62,832, respectively.

During the three months ended June 30, 2024, other income, net solely consisted of interest income of $62,995. During the three months ended June 30, 2023, other income, net primarily consisted of interest income of $39,595 and a foreign currency exchange loss of $66.

During the six months ended June 30, 2024, other income, net primarily consisted of interest income of $177,465, a gain on deconsolidation of variable interest entities of $107, and a foreign currency exchange loss of $12,965. During the six months ended June 30, 2023, other income, net primarily consisted of interest income of $67,833, a gain on initial consolidation of variable interest entities of $42,737, a foreign currency exchange loss of $66, and a realized loss on short-term investments of $47,672.

Net Loss

Due to the foregoing reasons, during the three months ended June 30, 2024 and 2023, our net loss was $1,204,108, or $(0.33) per common share (basic and diluted) and $2,287,230, or ($1.10) per common share (basic and diluted), respectively, a decrease of $1,083,122, or 47.4%. During the six months ended June 30, 2024 and 2023, our net loss was $2,765,915, or $(0.73) per common share (basic and diluted) and $4,686,444, or ($2.27) per common share (basic and diluted), respectively, a decrease of $1,920,529, or 41.0%.

Liquidity, Capital Resources and Plan of Operations

As of June 30, 2024, we had cash and cash equivalents of $587,518 and short-term investments of $4,661,494. Short-term investments include U.S. Treasury zero coupon bills that are all highly rated and have initial maturities between four and twelve months.

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited consolidated financial statements, we had a net loss of $2,765,915 for the six months ended June 30, 2024. Net cash used in operations was $2,550,384 for the six months ended June 30, 2024. Additionally, as of June 30, 2024, we had an accumulated deficit of $50,255,147 and have generated minimal revenues since inception. As of June 30, 2024, we had working capital of $4,949,028, including cash of $587,518 and short-term investments of $4,661,494. These factors raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. We are seeking to raise capital through additional debt and/or equity financings to fund our operations in the future. Although we have historically raised capital from sales of common shares, there is no assurance that it will be able to continue to do so. If we are unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

On January 16, 2024, we entered into an underwriting agreement with EF Hutton LLC, as the representative of the underwriters named therein (the “Underwriters”), relating to an underwritten public offering (the “Offering”) of 382,972 shares of the Company’s common stock (the “Shares”) and pre-funded warrants to purchase up to 590,000 shares of Common Stock (the “Pre-Funded Warrants”). The public offering price for each share of Common Stock was $1.85 for aggregate gross proceeds of $708,498, and public offering price for the Pre-Funded Warrants was $1.8499 for each Pre-Funded Warrant for aggregate gross proceeds of $1,091,441. In connection with this Offering, we raised aggregate gross proceeds of $1,799,939 and received net proceeds of $1,420,773, net of Underwriters discounts and offering costs of $279,166 and legal fees of $100,000.

On April 3, 2024, Dragon entered into a Securities Purchase Agreement with an institutional and accredited investor, pursuant to which Dragon agreed to sell an aggregate of 120,000 shares of Dragon’s common stock, par value $0.0001 per share for an aggregate purchase price of $36,000. Following the sale, the Company retained approximately 71.4% ownership of Dragon.

On May 31, 2024, Dragon entered into a Securities Purchase Agreement with an institutional and accredited investor, pursuant to which Dragon agreed to sell an aggregate of 666,660 shares of Dragon’s common stock, par value $0.0001 per share for an aggregate purchase price of $199,998. Following the sale, the Company retains approximately 70.0% ownership of Dragon.

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

Cash Flow Activities for the Three months ended June 30, 2024 and 2023

Cash Flows from Operating Activities

Net cash used in operating activities totaled $2,550,384 and $3,180,118 for the six months ended June 30, 2024, and 2023, respectively, a decrease of $629,734.

Net cash flow used in operating activities for the six months ended June 30, 2024 primarily reflected a net loss of $2,765,915 adjusted for the add-back (reduction) of non-cash items consisting of depreciation and amortization of $11,565, amortization of right of use assets of $35,131, accretion of stock-based stock option and common stock expense of $116,698, a non-cash gain from deconsolidation of variable interest entities of $(107), and foreign currency exchange loss of $12,965, offset by changes in operating assets and liabilities primarily consisting of an increase in accounts receivable of $9, a decrease in prepaid expenses of $40,207, an increase in accounts payable and accrued expenses of $38,693, an increase in contract liabilities of $25, and a decrease in operating lease liabilities of $39,637.

Net cash flow used in operating activities for the six months ended June 30, 2023 primarily reflected a net loss of $4,686,444 adjusted for the add-back (reduction) of non-cash items consisting of depreciation of $12,941, amortization of right of use assets of $28,782, accretion of stock-based stock option and common stock expense of $1,474,369, a non-cash gain from initial consolidation of variable interest entities of $(42,737), impairment loss on digital assets of $23,381, and net unrealized and realized gain on short-term investments of $78,110, offset by changes in operating assets and liabilities primarily consisting of a decrease in accounts receivable of $277, a decrease in accounts receivable – related party of $42,000, a decrease in prepaid expenses of $53,612, an increase in accounts payable and accrued expenses of $23,699, a decrease in contract liabilities of $81, and a decrease in operating lease liabilities of $31,807.

Cash Flows from Investing Activities

Net cash provided by investing activities amounted to $527,769 and $2,913,281 for the six months ended June 30, 2024 and 2023, respectively.

During the six months ended June 30, 2024, we received gross proceeds from the sale of short-term investments of $6,121,770 and purchased short-term investments of $5,594,001.

During the six months ended June 30, 2023, we received gross proceeds from the sale of short-term investments of $3,845,000 and purchased short-term investments of $964,072. Additionally, we received $64,538 in cash upon initial consolidation of variable interest entities and purchased property and equipment of $32,185.

Cash Flows from Financing Activities

Net cash provided by (used in) financing activities totaled approximately $1,656,771 and $(399,284) for the six months ended June 30, 2024 and 2023, respectively.

During the six months ended June 30, 2024, we received $559,251 from the sale of common stock, net, received $235,998 from the sale of subsidiary common stock, net, and received $861,522 from the sale of pre-funded warrants.

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

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

We have chosen to take advantage of the extended transition periods available to emerging growth companies under the JOBS Act for complying with new or revised accounting standards until those standards would otherwise apply to private companies provided under the JOBS Act. As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates for complying with new or revised accounting standards.

Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions, including, without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended, and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of our initial public offering, which would be December 31, 2024; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of June 30, 2024.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Issuer Purchases of Equity Securities

We did not have any common stock repurchases during the quarterly period ended June 30, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

DATCHAT, INC.

Dated: August 14, 2024	/s/ Darin Myman
Darin Myman
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: August 14, 2024	/s/ Brett Blumberg
Brett Blumberg
Chief Financial Officer
(Principal Financial and Accounting Officer)