Form 10-Q
period 2024-09-30
DatChat, Inc.
filed 2024-11-14
CIK 1648960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 14, 2024, there were 3,009,329 shares of common stock, par value $0.0001 per share, outstanding.

DATCHAT, INC.

FORM 10-Q

September 30, 2024

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

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DATCHAT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$632,497	$953,362
Short-term investments, at fair value	3,919,697	5,236,781
Accounts receivable	196	183
Prepaid expenses	204,738	185,675

Total Current Assets	4,757,128	6,376,001

NON-CURRENT ASSETS:
Property and equipment, net	39,218	56,565
Operating lease right-of-use asset, net	19,912	73,977

Total Non-current Assets	59,130	130,542

Total Assets	$4,816,258	$6,506,543

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$508,124	$322,762
Operating lease liability	22,851	83,674
Contract liabilities	88	118

Total Current Liabilities	531,063	406,554

Total Liabilities	531,063	406,554

Commitments and Contingencies (Note 6)

STOCKHOLDERS’ EQUITY:
Preferred stock ($0.0001 par value; 20,000,000 shares authorized)
Series A Preferred stock ($0.0001 Par Value;1 Share designated; none issued and outstanding on September 30, 2024 and December 31, 2023)	-	-
Series B Preferred stock ($0.0001 Par Value;2,000,000 Share designated; 2,000,000 issued and outstanding on September 30, 2024 and December 31, 2023)	200	200
Common stock ($0.0001 par value; 180,000,000 shares authorized; 3,076,274 and 2,103,321 shares issued and
3,009,329 and 2,036,376 shares outstanding on September 30, 2024 and December 31, 2023, respectively)	308	210
Common stock to be issued (139 shares on September 30, 2024 and December 31, 2023)	-	-
Additional paid-in capital	59,005,647	54,597,083
Treasury stock, at cost (66,945 shares on September 30, 2024 and December 31, 2023)	(397,969)	(397,969)
Accumulated other comprehensive gain	-	34,553
Accumulated deficit	(51,526,948)	(48,134,088)
Total DatChat, Inc. Stockholders’ Equity	7,081,238	6,099,989
Noncontrolling interest	(2,796,043)	-

Total Stockholders’ Equity	4,285,195	6,099,989

Total Liabilities and Stockholders’ Equity	$4,816,258	$6,506,543

See accompanying notes to unaudited consolidated financial statements.

DATCHAT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

NET REVENUES	$62	$175	$344	$501

OPERATING EXPENSES:
Compensation and related expenses	461,422	1,247,302	1,881,682	4,177,032
Marketing and advertising expenses	34,134	219,008	101,734	379,410
Professional and consulting expenses	222,220	483,319	726,119	1,060,396
Research and development expense	363,472	380,017	823,448	1,000,248
General and administrative expenses	156,998	212,680	636,067	651,461
Impairment loss on digital currencies and other digital assets	-	-	-	23,381

Total operating expenses	1,238,246	2,542,326	4,169,050	7,291,928

LOSS FROM OPERATIONS	(1,238,184)	(2,542,151)	(4,168,706)	(7,291,427)

OTHER INCOME (EXPENSES):
Interest income, net	54,726	177,607	232,191	245,440
Gain on initial consolidation of variable interest entities	-	-	-	42,737
Gain on deconsolidation of variable interest entities	-	-	107	-
Foreign currency exchange loss	-	(36)	(12,965)	(102)
Realized loss on short-term investments	-	-	-	(47,672)

Total other income (expenses), net	54,726	177,571	219,333	240,403

NET LOSS	(1,183,458)	(2,364,580)	(3,949,373)	(7,051,024)

Net loss (income) of subsidiary attributable to noncontrolling interest	(88,343)	-	556,513	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,271,801)	$(2,364,580)	$(3,392,860)	$(7,051,024)

COMPREHENSIVE LOSS:
Net loss	$(1,183,458)	$(2,364,580)	$(3,949,373)	$(7,051,024)

Other comprehensive (loss) gain:
Unrealized gain on short-term investments	-	(88,681)	-	108,889
Unrealized foreign currency translation gain	-	(724)	12,965	34

Comprehensive loss	$(1,183,458)	$(2,453,985)	$(3,936,408)	$(6,942,101)

NET LOSS PER COMMON SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS::
Basic and diluted	$(0.42)	$(1.13)	$(1.15)	$(3.40)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	3,009,329	2,088,516	2,941,862	2,075,515

See accompanying notes to unaudited consolidated financial statements.

DATCHAT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

	Series B Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Gain (Loss)	Deficit	Interest	Equity

Balance, December 31, 2023	2,000,000	$200	2,103,321	$210	139	$-	$54,597,083	66,945	$(397,969)	$34,553	$(48,134,088)	$-	$6,099,989

Accretion of stock based compensation in connection with stock option grants	-	-	-	-	-	-	6,695	-	-	-	-	-	6,695

Accretion of stock-based professional fees in connection with stock option grants	-	-	-	-	-	-	22,019	-	-	-	-	-	22,019

Issuance of common shares in subsidiary for services	-	-	-	-	-	-	22,500	-	-	-	-	-	22,500

Issuance of common stock for cash, net of allocated offering costs of $149,248	-	-	382,972	39	-	-	559,212	-	-	-	-	-	559,251

Sale of pre-funded warrants, net of allocated offering costs of $229,919	-	-	-	-	-	-	861,522	-	-	-	-	-	861,522

Cashless exercise of pre-funded warrants	-	-	589,981	59	-	-	(59)	-	-	-	-	-	-

Initial recording on noncontrolling interest	-	-	-	-	-	-	442,361	-	-	-	-	(442,361)	-

Accumulated other comprehensive loss	-	-	-	-	-	-	-	-	-	(34,553)	-	-	(34,553)

Net loss for the period	-	-	-	-	-	-	-	-	-	-	(1,137,812)	(423,995)	(1,561,807)

Balance, March 31, 2024	2,000,000	200	3,076,274	308	139	-	56,511,333	66,945	(397,969)	-	(49,271,900)	(866,356)	5,975,616

Accretion of stock based compensation in connection with stock option grants	-	-	-	-	-	-	3,349	-	-	-	-	-	3,349

Accretion of stock-based professional fees in connection with stock option grants	-	-	-	-	-	-	22,019	-	-	-	-	-	22,019

Issuance of common shares in subsidiary for cash	-	-	-	-	-	-	235,998	-	-	-	-	-	235,998

Net loss for the period	-	-	-	-	-	-	-	-	-	-	(983,247)	(220,861)	(1,204,108)

Balance, June 30, 2024	2,000,000	200	3,076,274	308	139	-	56,772,699	66,945	(397,969)	-	(50,255,147)	(1,087,217)	5,032,874

Change in noncontrolling interest from Dragon ownership changes	-	-	-	-	-	-	1,963,836	-	-	-	-	(1,797,169)	166,667

Accretion of stock based compensation in connection with stock option grants	-	-	-	-	-	-	3,386	-	-	-	-	-	3,386

Accretion of stock-based professional fees in connection with stock option grants	-	-	-	-	-	-	5,726	-	-	-	-	-	5,726

Issuance of common shares in subsidiary for cash	-	-	-	-	-	-	260,000	-	-	-	-	-	260,000

Net loss for the period	-	-	-	-	-	-	-	-	-	-	(1,271,801)	88,343	(1,183,458)

Balance, September 30, 2024	2,000,000	$200	3,076,274	$308	139	$-	$59,005,647	66,945	$(397,969)	$-	$(51,526,948)	$(2,796,043)	$4,285,195

										Accumulated
	Series B Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid-in	Treasury Stock		Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Gain	Deficit	Interest	Equity

Balance, December 31, 2022	-	$-	2,059,717	$206	139	$-	$52,285,488	-	$-	$-	$(39,729,118)	$-	$12,556,576

Accretion of stock based compensation in connection with stock option grants	-	-	-	-	-	-	603,278	-	-	-	-	-	603,278

Accretion of stock-based professional fees in connection with stock option grants and shares	-	-	-	-	-	-	21,900	-	-	-	-	-	21,900

Issuance of common stock for professional services	-	-	14,300	1	-	-	99,999	-	-	-	-	-	100,000

Purchase of treasury stock	-	-	-	-	-	-	-	47,985	(311,174)	-	-	-	(311,174)

Accumulated other comprehensive gain	-	-	-	-	-	-	-	-	-	132,883	-	-	132,883

Rounding for reverse split	-	-	25		-	-		-	-	-	-	-	-

Net loss for the period	-	-	-	-	-	-	-	-	-	-	(2,399,214)	-	(2,399,214)

Balance, March 31, 2023	-	-	2,074,042	207	139	-	53,010,665	47,985	(311,174)	132,883	(42,128,332)	-	10,704,249

Accretion of stock based compensation in connection with stock option grants	-	-	-	-	-	-	752,155	-	-	-	-	-	752,155

Accretion of stock-based professional fees in connection with stock option grants and shares	-	-	-	-	-	-	33,058	-	-	-	-	-	33,058

Purchase of treasury stock	-	-	-	-	-	-	-	18,959	(86,795)	-	-	-	(86,795)

Accumulated other comprehensive gain	-	-	-	-	-	-	-	-	-	65,445	-	-	65,445

Net loss for the period	-	-	-	-	-	-	-	-	-	-	(2,287,230)	-	(2,287,230)

Balance, June 30, 2023	-	-	2,074,042	207	139	-	53,795,878	66,944	(397,969)	198,328	(44,415,562)	-	9,180,882

Issuance of common stock for professional services	-	-	19,802	2	-	-	99,998	-	-	-	-	-	100,000

Accretion of stock based compensation in connection with stock option grants	-	-	-	-	-	-	624,361	-	-	-	-	-	624,361

Accretion of stock-based professional fees in connection with stock option grants and shares	-	-	-	-	-	-	30,803	-	-	-	-	-	30,803

Sale of Series B preferred stock	2,000,000	200	-	-	-	-	800	-	-	-	-	-	1,000

Accumulated other comprehensive gain	-	-	-	-	-	-	-	-	-	(89,405)	-	-	(89,405)

Rounding for reverse split	-	-	441	-	-	-	-	-	-	-	-	-	-

Net loss for the period	-	-	-	-	-	-	-	-	-	-	(2,364,580)	-	(2,364,580)

Balance, September 30, 2023	2,000,000	$200	2,094,285	$209	139	$-	$54,551,840	66,944	$(397,969)	$108,923	$(46,780,142)	$-	$7,483,061

See accompanying notes to unaudited consolidated financial statements.

DATCHAT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,949,373)	$(7,051,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,347	20,687
Amortization of right of use asset	54,065	44,272
Stock-based compensation	13,430	1,979,794
Stock-based professional fees	106,484	204,041
Stock-based professional fees - Dragon Interactive	12,616	-
Gain from initial consolidation of variable interest entities	-	(42,737)
Gain on deconsolidation of variable interest entities	(107)	-
Foreign currency exchange loss	12,965	102
Non-cash research and development expense	166,667	-
Impairment loss on digital currencies and other digital assets	-	23,381
Accrued interest included in short-term investments	-	(239,382)
Unrealized loss on short-term investments	-	47,672
Changes in operating assets and liabilities:
Accounts receivable	(13)	242
Accounts payable - related party	-	(21,801)
Prepaid expenses	(65,899)	(61,456)
Accounts payable and accrued expenses	185,469	(14,385)
Contract liabilities	(30)	(108)
Operating lease liability	(60,823)	(48,808)

NET CASH USED IN OPERATING ACTIVITIES	(3,507,202)	(5,159,510)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of short-term investments	9,757,175	9,845,000
Purchase of short-term investments, net	(8,487,609)	(5,363,163)
Purchase of property and equipment	-	(49,485)
Increase in cash from consolidation of variable interest entities	-	64,538

NET CASH PROVIDED BY INVESTING ACTIVITIES	1,269,566	4,496,890

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of related party advances	-	(1,315)
Proceeds from sale of Series B preferred stock	-	1,000
Proceeds from sale of common stock, net	559,251	-
Proceeds from sale of subsidiary common stock	495,998	-
Proceeds from sale of pre-funded warrants	861,522	-
Purchase of treasury stock	-	(397,969)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,916,771	(398,284)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(320,865)	(1,060,904)

Effect of exchange rate changes on cash	-	34

CASH AND CASH EQUIVALENTS - beginning of period	953,362	1,732,956

CASH AND CASH EQUIVALENTS - end of period	$632,497	$672,086

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Initial recording on noncontrolling interest deficit	$2,239,530	$-
Common stock issued for future services	$-	$100,000

See accompanying notes to unaudited consolidated financial statements.

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

DatChat, Inc. (the “Company”) was incorporated in the State of Nevada on December 4, 2014 under the name of YssUp, Inc. On March 4, 2015, the Company’s corporate name was changed to Dat Chat, Inc. In August 2016, the Board of Directors of the Company approved to change the name of the Company from Dat Chat, Inc. to DatChat, Inc. The Company established a fiscal year end of December 31. The Company is a blockchain, cybersecurity, and social media company that not only focuses on protecting privacy on personal devices, but also protects user information after it is shared with others. The Company’s flagship product, DatChat Messenger & Private Social Network, is a privacy platform and mobile application that gives users the ability to communicate with the privacy and protection they deserve. Recently, the Company has expanded its business and product offerings to include the co-development of a mobile-based social and gaming metaverse, known as “Habytat”, as well as the development of Museum, a social network and multi-media storage platform for consumers and enterprises.

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

On January 10, 2024, VR Interactive LLC (“VR Interactive”), a company 45% owned by Darin Myman, the Company’s CEO and 3.75% owned by Peter Shelus, the Company’s chief technology officer and director, purchased 8,000,000 shares of Dragon from the Metabizz shareholders. Mr. Myman is a partner in VR Interactive. Therefore, VR Interactive, a related party, became a 25% non-controlling interest in Dragon. On January 25, 2024, Dragon entered into a 9-month consulting agreement with an individual for business development, financial and market due diligence services to be rendered over the term of the agreement. In connection with this consulting agreement, Dragon issued 1,500,000 of its shares for services to be rendered. During the three months ended June 30, 2024, Dragon issued 786,660 of its shares for net cash proceeds of $235,998. During the three months ended September 30, 2024, Dragon issued 866,666 of its shares for net cash proceeds of $260,000.

On August 27, 2024, the Company entered into an Asset Purchase Agreement with Judaopta LLC, a Delaware limited liability company (the “Seller”), pursuant to which it acquired from Seller (i) certain software (the “RenAI Software”), which consists of an artificial intelligence (AI) tool designed used for media library organization with the ability to tag and rename images for PC and MAC devices using AI with integration to Gemini, OpenAI and Claude and (ii) certain domain names (the “Assets”) in consideration for the transfer by the Company of 8,000,000 restricted shares of common stock of Dragon Interact, Inc., a majority-owned subsidiary of the Company.

Accordingly, as of September 30, 2024 and December 31, 2023, the Company owns 45.5% and 75% of Dragon, respectively.

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

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

(Unaudited)

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

The Company consolidates its subsidiaries that are wholly-owned and majority owned, and entities that are variable interest entities (“VIE”) where the Company is determined to be the primary beneficiary. The Company’s consolidated financial statements include the accounts of the parent entity. DatChat, Inc., its wholly-owned subsidiary, DatChat Patents II, LLC, and Dragon, which was a majority-owned subsidiary through August 27, 2024 and became a VIE after August 27, 2024, and VIE entities, Metabizz, LLC and Metabizz SAS through March 31, 2024, at which date the Metabizz VIE entities were deconsolidated. All intercompany accounts and transactions have been eliminated in consolidation.

The Company accounts for it noncontrolling interest in Dragon in accordance with ASC Topic 810-10-45, which requires the Company to present noncontrolling interests as a separate component of total shareholders’ equity on the consolidated balance sheets and the consolidated net loss attributable to its noncontrolling interest be clearly identified and presented on the face of the consolidated statements of operations. Through January 10, 2024, the date that VR Interactive purchased 8,000,000 shares of Dragon from Metabizz LLC, any noncontrolling interest eliminated in consolidation. Because this change in ownership moved from a consolidated entity (the VIE entities) to a nonconsolidated entity (VR Interactive), subsequent to January 10, 2024 the Company ceased eliminating the noncontrolling interest in consolidation and recorded an initial negative noncontrolling interest of $442,361 in total equity for the portion of equity ownership not attributable to DatChat based on the minority interest holders’ ownership interest in the carrying value of Dragon’s equity. Additionally, during the nine months ended September 30, 2024, the Company recorded additional initial negative noncontrolling interest of $1,797,169 in total equity for the portion of additional equity ownership not attributable to the Company based on this minority interest holders’ ownership interest in the carrying value of Dragon’s equity.

On March 31, 2024, based on the Company’s analysis, the Company deconsolidated Metabizz, LLC and Metabizz SAS. During the nine months ended September 30, 2024, the Company ceased doing business with Metabizz, LLC and Metabizz SAS and will pay technology professionals directly. In connection with the deconsolidation of Metabizz, LLC and Metabizz SAS, during the nine months ended September 30, 2024, the Company recorded a gain on deconsolidation of $107.

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

(Unaudited)

On August 27, 2024, the Company entered into an Asset Purchase Agreement with the Seller, pursuant to which it acquired from Seller the Assets (See Note 1) in consideration for the transfer by the Company of 8,000,000 restricted shares of common stock of Dragon Interact, Inc., a majority-owned subsidiary of the Company. Accordingly, as of September 30, 2024, the Company owns 45.5% of Dragon. On August 27, 2024, based on the Company’s analysis, the Company determined that Dragon met the definition of a VIE under the VIE model, which provides for situations in which control may be demonstrated other than by the possession of voting rights in Dragon. Based on Company’s analysis, the Company continues to have the power to direct the activities of Dragon that most significantly impact Dragon’s economic performance and the obligation to absorb losses of Dragon that could potentially be significant to Dragon or the right to receive benefits from Dragon that could potentially be significant to Dragon.

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

On March 31, 2024, based on the Company’s analysis, the Company deconsolidated Metabizz, LLC and Metabizz SAS. During the three months ended March 31, 2024, the Company ceased doing business with Metabizz, LLC and Metabizz SAS and will pay technology professionals directly. In connection with the deconsolidation of Metabizz, LLC and Metabizz SAS, during the nine months ended September 30, 2024, the Company recorded a gain on deconsolidation of $107.

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

(Unaudited)

The Company’s consolidated balance sheets included the following assets and liabilities from its VIE:

	September 30,	December 31,
	2024	2023
Cash	$147,971	$5,862
Total assets	$179,988	$5,862

Due to the Company and Dragon (eliminates in consolidation)	$4,858,516	$1,023,746
Total liabilities	$4,875,738	$1,023,746

Going concern

These unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of September 30, 2024, we had cash and cash equivalents of $632,497 and short-term investments of $3,919,697. Short-term investments include U.S. Treasury zero coupon bills that are all highly rated and have initial maturities between four and twelve months.

As reflected in the accompanying unaudited consolidated financial statements, the Company had a net loss of $3,949,373 for the nine months ended September 30, 2024. Net cash used in operations was $3,507,202 for the nine months ended September 30, 2024. Additionally, as of September 30, 2024, the Company had an accumulated deficit of $51,526,948 and has generated minimal revenues since inception. As of September 30, 2024, after an equity capital raise that occurred on January 16, 2024, and certain capital raises that occurred on April 3, 2024, May 31, 2024 and September 2024 for Dragon (see Note 5), the Company had working capital of $4,226,065. These factors, including continued net losses, cash used in operations and minimal revenues, raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund our operations in the future. Although the Company has historically raised capital from sales of common shares, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and cash equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company’s account at this institution is insured by the FDIC up to $250,000. On September 30, 2024 and December 31, 2023, the Company had cash in excess of FDIC limits of approximately $169,951 and $446,379, respectively. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits. Any material loss that the Company may experience in the future could have an adverse effect on its ability to pay its operational expenses or make other payments and may require the Company to move its cash to other high quality financial institutions.

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

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

The following table represents the Company’s fair value hierarchy of its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023.

	September 30, 2024			December 31, 2023
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Short-term investments	$3,919,697	$-	$-	$5,236,781	$-	$-

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

During the three months ended September 30, 2024 and 2023, the Company recorded an unrealized loss on short-term investments of $0 and $89,405, which is as a component of the consolidated statements of comprehensive loss. During the nine months ended September 30, 2024 and 2023, the Company recorded an unrealized gain on short-term investments of $0 and $108,923, which is as a component of the consolidated statements of comprehensive loss.

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

(Unaudited)

Accounts receivable

The Company recognizes an allowance for losses on accounts receivable and notes receivable in an amount equal to the estimated probable losses net of recoveries under the current expected credit loss method. The allowance is based on an analysis of historical bad debt experience, current receivables aging and expected future write-offs, as well as an assessment of specific identifiable customer accounts and notes receivable considered at risk or uncollectible. On January 1, 2023, the Company adopted ASC 326, “Financial Instruments - Credit Losses”. In accordance with ASC 326, an allowance is maintained for estimated forward-looking losses resulting from the possible inability of customers to make the required payments (current expected losses). The amount of the allowance is determined principally on the basis of past collection experience and known financial factors regarding specific customers. The expense associated with the allowance for doubtful accounts on accounts receivable is recognized in general and administrative expenses. As of September 30, 2024 and December 31, 2023, accounts receivable amounted to $196 and $183, respectively, and for the nine months ended September 30, 2024 and 2023, the Company did not recognize any bad debt expense.

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

The Company determines the fair value of its digital currencies and other digital assets on a nonrecurring basis in accordance with ASC 820, Fair Value Measurement, based on quoted prices on the active exchange(s) that it has determined is the principal market for Ethereum (Level 1 inputs) and other digital assets. The Company performs an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted prices on active exchanges, indicate that it is more likely than not that its digital assets are impaired. In determining if an impairment has occurred, the Company considers the lowest market price quoted on an active exchange since acquiring the respective digital asset. If the then current carrying value of a digital asset exceeds the fair value, an impairment loss has occurred with respect to those digital assets in the amount equal to the difference between their carrying values and the fair value. The impaired digital assets are written down to their fair value at the time of impairment and this new cost basis will not be adjusted upward for any subsequent increase in fair value. Gains are not recorded until realized upon sale, at which point they are presented net of any impairment losses for the same digital assets held. In determining the gain or loss to be recognized upon sale, the Company calculates the difference between the sales price and carrying value of the digital assets sold immediately prior to sale. Impairment losses and gains or losses on sales are recognized within operating expenses in the consolidated statements of operations. During the nine months ended September 30, 2024 and 2023, the Company recorded an impairment loss of $0 and $23,381, respectively, which consists of the impairment of virtual real estate and digital currencies. Based on the Company’s impairment analysis, the decrease in value of the virtual real estate and digital currencies, which was based on the lowest market price quoted on an active exchange, was deemed to be other than temporary. Additionally, the Company determined that it will not utilize its virtual real estate.

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

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

(Unaudited)

Capitalized internal-use software costs

Costs incurred to develop internal-use software, including Metaverse software development, are expensed as incurred during the preliminary project stage. Internal-use software development costs are capitalized during the application development stage, which is after: (i) the preliminary project stage is completed; and (ii) management authorizes and commits to funding the project and it is probable the project will be completed and used to perform the function intended. Capitalization ceases at the point the software project is substantially complete and ready for its intended use, and after all substantial testing is completed. Upgrades and enhancements are capitalized if it is probable that those expenditures will result in additional functionality. Amortization is provided for on a straight-line basis over the expected useful life of the internal-use software development costs and related upgrades and enhancements. When existing software is replaced with new software, the unamortized costs of the old software are expensed when the new software is ready for its intended use. Software development costs incurred during the nine months ended September 30, 2024 and 2023 were expensed since the Metaverse software development project is in the preliminary project stage. Such costs are included in research and development costs on the accompanying consolidated statement of operations and were incurred with Metabizz (see Note 4).

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

The Company recognizes revenues from subscription fees on the Company’s messaging application in the month they are earned. Annual and lifetime subscription payments received that are related to future periods are recorded as deferred revenue to be recognized as revenues over the contract term or period. Lifetime subscriptions are being recognized to revenues over the estimated useful life of the subscription of 12 months. During the three and nine months ended September 30 2024 and 2023, all of the Company’s revenue was generated from subscription revenues.

Research and Development

Research and development costs incurred in the development of the Company’s products are expensed as incurred and include costs such as outside development costs, salaries and other allocated costs incurred. During the three months ended September 30, 2024 and 2023, research and development costs incurred in the development of the Company’s software products were $363,472 and $380,017, respectively. During the nine months ended September 30, 2024 and 2023, research and development costs incurred in the development of the Company’s software products were $823,448 and $1,000,248, respectively. Research and development costs are included in research and development expense on the accompanying unaudited consolidated statements of operations.

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

(Unaudited)

On August 27, 2024, the Company entered into an Asset Purchase Agreement with Judaopta LLC, a Delaware limited liability company (the “Seller”), pursuant to which it acquired from Seller (i) certain software (the “RenAI Software”), which consists of an artificial intelligence (AI) tool designed used for media library organization with the ability to tag and rename images for PC and MAC devices using AI with integration to Gemini, OpenAI and Claude and (ii) certain domain names (the “Assets”) in consideration for the transfer by the Company of 8,000,000 restricted shares of common stock of Dragon Interact, Inc., a majority-owned subsidiary of the Company. In connection with this asset acquisition, the Company recorded research and development expense of $166,667 since the Company is still in the development stage and spends most of its time and efforts planning, raising capital, and performing research and development and accordingly, the recoverability of the cost was not certain. Research and development expense was calculated as follows:

Amount
Fair value of 8,000,000 shares Dragon shares transferred based on recent sales of Dragon shares at $0.30 per share	$2,400,000

Less: gain recognized as difference between fair value of 8,000,000 shares calculated above and allocated costs of investment in Dragon and included in research and development	(2,233,333)

Research and development expense recorded, net	$166,667

Advertising Costs

The Company applies ASC 720 “Other Expenses” to account for advertising related costs. Pursuant to ASC 720-35-25-1, the Company expenses the advertising costs as they are incurred. Advertising costs were $34,134 and $219,008 for the three months ended September 30, 2024 and 2023, respectively. Advertising costs were $101,734 and $379,410 for the nine months ended September 30, 2024 and 2023, respectively, Advertising costs are included in marketing and advertising expenses on the unaudited consolidated statements of operations.

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

SEPTEMBER 30, 2024 AND 2023

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

Noncontrolling interests

The Company follows ASC Topic 810, “Consolidation,” governing the accounting for and reporting of noncontrolling interests (“NCI”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCI be treated as a separate component of equity, not as a liability, that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than as step acquisitions or dilution gains or losses, and that losses of a partially-owned consolidated subsidiary be allocated to noncontrolling interests even when such allocation might result in a deficit balance. The net loss attributed to NCI was separately designated in the accompanying unaudited consolidated statements of operations and comprehensive loss. Losses attributable to NCI in a subsidiary may exceed a NCI’s interests in the subsidiary’s equity. The excess attributable to NCI is attributed to those interests. NCI shall continue to be attributed their share of losses even if that attribution results in a deficit NCI balance.

The Company allocates certain corporate common expenses to its subsidiaries based on the ratio of direct subsidiary expenses to total consolidated expenses. Management believes that this allocation method is reasonable.

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

(Unaudited)

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. Except for Metabizz SAS, the functional currency of the Company is the U.S. dollar. The functional currency of the Company’s VIE, Metabizz SAS, is the Columbian Peso (“COP”). For Metabizz SAS, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. The cumulative translation adjustment and effect of exchange rate changes on cash for the nine months ended September 30, 2024 and 2023 was $0 and $34, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency included in the results of operations as incurred. On March 31, 2024, based on the Company’s analysis, the Company deconsolidated Metabizz SAS (See Note 1).

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

	September 30,
	2024	2023
Common stock equivalents:
Common stock warrants	67,385	67,385
Common stock options	140,570	166,420
Total	207,955	233,805

Reclassifications

Certain line items on the statement of operations and comprehensive loss for the nine months ended September 30, 2023 have been reclassified to conform to the current period presentation. Specifically, for the three and nine months ended September 30, 2023, realized gains on short-term investments of $177,401 and $239,382, respectively, were reclassified to interest income, and for the nine months ended September 30, 2023, gain on initial consolidation of variable interest entities of $63,801 was reclassified to research and development expense. These reclassifications did not change the Company’s reported net loss or comprehensive loss for the three and nine months ended September 30, 2023.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on its financial statements.

NOTE 2 – SHORT-TERM INVESTMENTS

On September 30, 2024 and December 31, 2023, the Company’s short-term investments consisted of the following:

	September 30, 2024			December 31, 2023
	Cost	Unrealized Gain	Fair Value	Cost	Unrealized Gain	Fair Value
US Treasury zero coupon bills	$3,919,697	$-	$3,919,697	$5,189,263	$47,518	$5,236,781
Total short-term investments	$3,919,697	$-	$3,919,697	$5,189,263	$47,518	$5,236,781

As of September 30, 2024, short-term investments mature between October 2024 and January 2025.

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

(Unaudited)

NOTE 3 – OPERATING LEASE RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

In January 2019, the Company renewed and extended the term of its lease facility for another three-year period from January 2019 to December 2021 starting with a monthly base rent of $2,567 plus a pro rata share of operating expenses beginning January 2019. The base rent was subject to annual increases beginning the 2nd and 3rd lease year as defined in the lease agreement. In addition to the monthly base rent, the Company is charged separately for common area maintenance which is considered a non-lease component. These non-lease component payments are expensed as incurred and are not included in operating lease assets or liabilities. On August 27, 2021, the Company entered into an amendment agreement with the same landlord to modify the facility lease to relocate and increase the square footage of the lease premises. The term of the lease commenced on October 1, 2021 and will expire on December 31, 2024 with a new monthly base rent of $7,156 plus a pro rata share of operating expenses beginning January 2022. The base rent will be subject to 3% annual increases beginning in the 2nd and 3rd lease year as defined in the amended lease agreement. For the nine months ended September 30, 2024 and 2023, rent expense amounted to $68,215 and $68,215, respectively, and were included in general and administrative expenses.

On August 27, 2021, upon the execution of the amendment agreement, the Company recorded right-of-use assets and operating lease liabilities of $198,898. The remaining lease term for the operating lease is 6 months as of September 30, 2024 and the incremental borrowing rate is 18.0% (based on historical borrowing rates).

Right-of- use assets are summarized below:

	September 30, 2024	December 31, 2023
Office lease	$198,898	$198,898
Less accumulated amortization	(178,986)	(124,921)
Right-of-use asset, net	$19,912	$73,977

Operating Lease liabilities are summarized below:

	September 30, 2024	December 31, 2023
Office lease	$198,898	$198,898
Reduction of lease liability	(176,047)	(115,224)
Total lease liability	22,851	83,674
Less: current portion	22,851	83,674
Long term portion of lease liability	$-	$-

Minimum lease payments under the non-cancelable operating lease on September 30, 2024 are as follows:

For the year ended September 30:
2025	$23,540
Total	23,540
Less: present value discount	(689)
Total operating lease liability	$22,851

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

(Unaudited)

NOTE 4 – RELATED PARTY TRANSACTIONS

Due to Related Party

The Company’s officer, Mr. Darin Myman, from time to time, provides advances to the Company for working capital purposes. These advances are short-term in nature and non-interest bearing. During the nine months ended September 30, 2023, the Company repaid $1,315. On September 30, 2024 and December 31, 2023, the Company had a payable to the officer of $0.

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

Other

See Note 6 for Employment Agreement with the Company’s chief executive officer, Darin Myman.

During the nine months ended September 30, 2024 and 2023, the wife of the Company’s chief executive officer was employed as an executive secretary and earned $54,000 and $54,000, respectively.

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

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

(Unaudited)

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

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

(Unaudited)

Preferred Stock

Series A Preferred Stock

In August 2016, the Company designated one share of Series A Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), which has a stated value equal to $1.00 as may be adjusted for any stock dividends, combinations or splits. Each one (1) share of the Series A Preferred Stock shall have voting rights equal to (x) the total issued and outstanding Common Stock eligible to vote at the time of the respective vote divided by (y) forty-nine one hundredths (0.49) minus (z) the total issued and outstanding Common Stock eligible to vote at the time of the respective vote. The Series A Preferred Stock does not convert into securities of the Company. The Series A Preferred Stock does not contain any redemption provision. In the event of liquidation of the Company, the holder of Series A Preferred shall not have any priority or preferences with respect to any distribution of any assets of the Company and shall be entitled to receive equally with the holders of the Company’s common stock. As of September 30, 2024 and December 31, 2023, there were no Series A Preferred Stock outstanding.

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

On August 4, 2023, the Company issued 2,000,000 of Series B preferred for aggregate cash of $1,000.

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

(Unaudited)

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

During September 2024, Dragon entered into a Securities Purchase Agreement with investors pursuant to which Dragon agreed to sell an aggregate of 866,666 shares of Dragon’s common stock, par value $0.0001 per share for an aggregate purchase price of $260,000, or $0.30 per share. Following these sales, the Company retained approximately 54.5% ownership of Dragon (See Note 7 for subsequent decrease in ownership of Dragon).

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

(Unaudited)

2023 Stock Repurchase Plan

On January 6, 2023, the Board of Directors of the Company approved a stock repurchase program authorizing the purchase of up to $2 million of the Company’s common stock (the “2023 Stock Repurchase Program”). In connection with the 2023 Stock Repurchase Program, during the year ended December 31, 2023, the Company purchased 66,945 shares of its common stock for $397,969, or at an average price of $5.94 per share, which has been reflected as treasury stock on the accompanying consolidated balance sheet on September 30, 2024 and December 31, 2023. During the nine months ended September 30, 2024, the Company did not purchase any treasury shares. During the nine months ended September 30, 2023, the Company purchased 66,944 shares of its common stock for $397,969, or at an average price of $5.94 per share.

Common Stock Issued for Professional Services

On March 6, 2023, the Company entered into a six-month consulting agreement with an entity for investor relations services. In connection with this consulting agreement, the Company issued 14,300 restricted common shares of the Company to the consultant. These shares vest immediately. These shares were valued at $100,000, or $6.99 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. In connection with this consulting agreement, during the nine months ended September 30, 2024 and 2023, the Company recorded stock-based professional fees of $0 and $100,000, respectively.

On July 25, 2023, the Company issued 19,802 of its common shares pursuant to a one-year consulting agreement. These shares were valued at $100,000, or a per share price of $5.05, based on the quoted closing price of the Company’s common stock on the measurement date. In connection with these shares, during the nine months ended September 30, 2024 and 2023, the Company recorded stock-based professional fees of $56,720 and $18,280, respectively.

On January 25, 2024, Dragon entered into a 9-month consulting agreement with an individual for business development, financial and market due diligence services to be rendered over the term of the agreement. In connection with this consulting agreement, Dragon issued 1,500,000 of its shares for services to be rendered. The Dragon shares were valued at $22,500, or $0.015 per shares, based on the sale of the Dragon shares in a private transaction. In the connection with the issuance of these shares, during the nine months ended September 30, 2024, the Company recorded stock-based compensation of $20,089, and as of September 30, 2024, the Company recorded prepaid expenses of $2,411, which will be amortized into professional fees over the remaining term of the agreement.

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

SEPTEMBER 30, 2024 AND 2023

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

2024

During the nine months ended September 30, 2024 and 2023, certain employees were terminated and accordingly, 18,100 and 33,000 unvested options were forfeited, respectively.

During the nine months ended September 30, 2024, accretion of stock-based expense related to stock options amounted to $63,194 of which $13,430 was recorded in compensation and related expenses and $49,764 was recorded in professional and consulting expenses as reflected in the consolidated statements of operations. During the nine months ended September 30, 2023, the Company recognized total stock-based expenses related to stock options of $2,065,555 of which $1,979,794 was recorded in compensation and related expenses and $85,761 was recorded in professional and consulting expenses as reflected in the statements of operations. As of September 30, 2024, a balance of $4,380 remains to be expensed over future vesting periods related to unvested stock options issued for services to be expensed over a weighted average period of 0.35 years.

During the nine months ended September 30, 2023, the stock options were valued at the grant date using a Black-Scholes option pricing model with the following assumptions. During the nine months ended September 30, 2024, the Company did not issue any stock options. The simplified method was used for the expected option term and expected volatility was based on historical volatility:

2023
Dividend rate	—%
Term (in years)	3 years
Volatility	168.0%
Risk—free interest rate	3.96%

The following is a summary of the Company’s stock option activity for the nine months ended September 30, 2024 as presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance on December 31, 2023	158,670	$105.30	3.12
Granted	-	-	-
Cancelled	(18,100)	32.69	-
Balance on September 30, 2024	140,570	$114.65	2.26
Options exercisable on September 30, 2024	139,320	$115.56	2.25
Weighted average fair value of options granted during the 2024 period		$-

On September 30, 2024, the aggregate intrinsic value of options outstanding was $0.

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

(Unaudited)

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

A summary of the Company’s outstanding stock warrants, including 44,252 Series A public warrants, is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance on December 31, 2023	67,385	$49.80	2.65
Issued	590,000	-	-
Exercised	(590,000)	-	-
Balance on September 30, 2024	67,385	49.80	1.90
Warrants exercisable on September 30, 2024	67,385	$49.80	1.90

On September 30, 2024, the aggregate intrinsic value of warrants outstanding was $0.

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

During the nine months ended September 30, 2024 and 2023, the compensation committee of the board of directors of the Company approved and the Company recorded a bonus to the Company’s chief executive officer in the amount of $300,000 and $300,000, respectively.

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

(Unaudited)

Underwriting Engagement Letter

On February 23, 2024, Dragon entered into an engagement letter agreement (the Agreement”) with EF Hutton LLC (“EF Hutton”), whereby EF Hutton will act as the lead underwriter, deal manager and investment banker for a proposed initial public offering (the “Offering”) for a period of (i) 12 months from the date of this Agreement, or (ii) the final closing, if any, of the Offering (the “Engagement Period”); provided, however, that (a) the Company may terminate this Agreement on or after the 180th day following the date of the Agreement upon fifteen days prior written notice to EF Hutton, and (b) EF Hutton may terminate the Agreement on or after the 120th day following the date of the Agreement upon thirty days prior written notice to the Company. During the Engagement Period, the Company also engaged EF Hutton as its placement agent in a bridge financing with an offering size/transactional size of up to approximately $5.0 million; EF Hutton shall receive a placement fee of 10.0% of the aggregate gross proceeds of the bridge financing. The placement fee shall be provided to EF Hutton at the closing of the bridge financing. In connection with the Offering, an underwriting discount of 8.0% (the “Underwriting Discount”) of the total gross proceeds of the Offering shall be provided to EF Hutton at the closing of the Offering, and each closing of the Over-Allotment Option (if any). As additional compensation for EF Hutton’s services, the Company shall issue to EF Hutton or its designees at the closing of the Offering (the “Closing”), and each closing of the Over-Allotment Option (if any), warrants (the “Underwriter’s Warrants”) to purchase that number of shares of common stock of the Company equal to 5.0% of the aggregate number of shares of common stock sold in the Offering. The Underwriter’s Warrants will be exercisable at any time and from time to time, in whole or in part, during the four and a half-year period commencing six (6) months from the effective date of the Offering, at a price per share equal to 100.0% of the public offering price per security. Additionally, the Company will provide an expense advance (the “Advance”) to EF Hutton of $50,000, of which $25,000 was paid upon the execution of the Agreement and included in prepaid expenses on the accompanying unaudited consolidated balance sheet as of September 30, 2024, and an additional $25,000 is due upon the initial filing of a registration statement, which has not occurred as of the date of this report. As of the date of this report, the Agreement has been terminated.

NOTE 7 – SUBSEQUENT EVENTS

During October and November 2024, Dragon entered into a Securities Purchase Agreement with investors pursuant to which Dragon agreed to sell an aggregate of 1,594,000 shares of Dragon’s common stock, par value $0.0001 per share for an aggregate purchase price of $478,200, or $0.30 per share.

On October 29, 2024 (the “Closing Date” and measurement date), Dragon entered into and closed on a Share Exchange Agreement (the “Share Exchange Agreement”) with (i) RPM Interactive, Inc., a Florida corporation incorporated on August 23, 2024; and (ii) the shareholders of RPM Interactive. Pursuant to the Share Exchange Agreement, Dragon acquired 100% of the shares of RPM Interactive in exchange for 3,500,000 shares of Dragon’s common stock. RPM Interact is a web publishing company that leverages generative AI systems to offer consumers entertaining gaming apps and podcasting offerings in the sports, finance, entertainment and politics categories. These shares were valued at $1,050,000, or $0.30 per share, on the measurement date based on recent sales of shares of Dragon’s common stock and. Pursuant to ASU 2017-01 and ASC 805, Dragon analyzed the Exchange Agreement and the business of RPM Interactive to determine if Dragon acquired a business or acquired assets. Other than owning certain in-development software technologies, RPM Interactive had no operations or no employees and was not considered a business. Based on this analysis, it was determined that Dragon acquired an asset. No goodwill was recorded since the Exchange Agreement was accounted for as an asset purchase. In accordance with ASC 805, the fair value of the assets acquired is based on either the fair value of the consideration given or the fair value of the assets acquired, whichever is more clearly evident, and thus, more reliably measurable. Dragon used the market price of the 3,500,000 common shares issued of $1,050,000 as the fair value of the assets acquired since this value was more clearly evident, and thus, more reliable measurable than the fair value of the assets. This acquisition was treated as an asset acquisition under ASC 805 “Business Combinations” since RPM Interactive did not meet the definition of a business under ASC 805. ASC 805 requires the use of the relative fair value method for asset acquisitions to allocate the purchase price, however, since only a single software asset was acquired, the entire purchase price shall be allocated to this asset.

Following the sale of Dragon’s common stock and Share Exchange Agreement above, the Company retains approximately 39.7% ownership of Dragon.

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

Habytat

In June 2022, we formed a majority owned subsidiary, Dragon Interact, Inc. (formerly, SmarterVerse, Inc.) (“Dragon”). In August 2022, we launched the “Habytat”, a virtual space that blends real world and virtual realities into one, in real time, using emerging technology like virtual and augmented reality, to create a highly immersive 3D environment. Habytat is supported by proprietary artificial intelligence (“AI”) and utilizes a machine learning engine to develop more realistic looking content, daily rewards, games, and new utilities that are designed to further enhance the user experience in an engaging way. Our goal is to leverage our patents and develop new technology that leads to more people joining and seeing the value in the metaverse. Currently, the development agreement is not active.

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

Spin-off and Name Change

In January 2024, we announced plans to spin-off the Habytat platform business into a new standalone public company pursuant to a distribution of the Dragon shares as further discussed below. As of the date of this Quarterly Report, we currently own approximately 45.5% of Dragon, the entity that owns and operates the Habytat platform business. This marked a significant step forward in our corporate strategy to reposition the Company as a pureplay social media ecosystem centered around our Myseum assets.

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

Recent Events

On January 16, 2024, we entered into an underwriting agreement with EF Hutton LLC, as the representative of the underwriters named therein, relating to an underwritten public offering of 382,972 shares of our common stock and pre-funded warrants to purchase up 590,000 shares of our common stock for net proceeds of approximately $1.4 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company, which closed on January 16, 2024. As of the date of this report, this agreement has been terminated.

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

Capitalized internal-use software costs

Costs incurred to develop internal-use software including Metaverse software development, are expensed as incurred during the preliminary project stage. Internal-use software development costs are capitalized during the application development stage, which is after: (i) the preliminary project stage is completed; and (ii) management authorizes and commits to funding the project and it is probable the project will be completed and used to perform the function intended. Capitalization ceases at the point the software project is substantially complete and ready for its intended use, and after all substantial testing is completed. Upgrades and enhancements are capitalized if it is probable that those expenditures will result in additional functionality. Amortization is provided for on a straight-line basis over the expected useful life of the internal-use software development costs and related upgrades and enhancements. When existing software is replaced with new software, the unamortized costs of the old software are expensed when the new software is ready for its intended use. Software development costs incurred during the nine months ended September 30, 2024 and 2023 were expensed since the Metaverse software development project is in the preliminary project stage. Such costs are included in research and development costs on the accompanying consolidated statement of operations.

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

On March 31, 2024, based on the Company’s analysis, the Company deconsolidated Metabizz, LLC and Metabizz SAS. During the three months ended March 31, 2024, the Company ceased doing business with Metabizz, LLC and Metabizz SAS and will pay technology professionals directly. In connection with the deconsolidation of Metabizz, LLC and Metabizz SAS, during the nine months ended September 30, 2024, the Company recorded a gain on deconsolidation of $107.

On August 27, 2024, the Company entered into an Asset Purchase Agreement with the Seller, pursuant to which it acquired from Seller the Assets (See Note 1) in consideration for the transfer by the Company of 8,000,000 restricted shares of common stock of Dragon Interact, Inc., a majority-owned subsidiary of the Company. Accordingly, as of September 30, 2024, the Company owns 45.5% of Dragon. On August 27, 2024, based on the Company’s analysis, the Company determined that Dragon met the definition of a VIE under the VIE model, which provides for situations in which control may be demonstrated other than by the possession of voting rights in Dragon. Based on Company’s analysis, the Company continues to have the power to direct the activities of Dragon that most significantly impact Dragon’s economic performance and the obligation to absorb losses of Dragon that could potentially be significant to Dragon or the right to receive benefits from Dragon that could potentially be significant to Dragon.

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718, “Compensation — Stock Compensation” (“ASC 718”), which requires recognition in the financial statements of the cost of employee, non-employee and director services received in exchange for an award of equity instruments over the period the employee, non-employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). ASC 718 also requires measurement of the cost of employee, non-employee, and director services received in exchange for an award based on the grant-date fair value of the award. The fair value of each option granted is estimated as of the date of grant using the Black-Scholes-Merton option-pricing model, net of actual forfeitures. The fair value is amortized as compensation cost on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. The Black-Scholes-Merton option-pricing model includes various assumptions, including the fair market value of our common stock, expected life of stock options, the expected volatility, and the expected risk-free interest rate, among others. These assumptions reflect our best estimates, but they involve inherent uncertainties based on market conditions generally outside of our control. As a result, if other assumptions had been used, stock-based compensation expense, as determined in accordance with authoritative guidance, could have been materially impacted. Furthermore, if we use different assumptions on future grants, stock-based compensation expense could be materially affected in future periods.

Recently Issued Accounting Pronouncements

Refer to the notes to the unaudited consolidated financial statements.

Results of Operations

Revenue

During the three months ended September 30, 2024 and 2023, we generated minimal revenues of $62 and $175, respectively. During the nine months ended September 30, 2024 and 2023, we generated minimal revenues of $344 and $501, respectively.

Operating expenses

For the three months ended September 30, 2024, operating expenses amounted to $1,238,246 as compared to $2,542,326 for the three months ended September 30, 2023, a decrease of $1,304,080, or 51.3%. For the nine months ended September 30, 2024, operating expenses amounted to $4,169,050 as compared to $7,291,928 for the nine months ended September 30 2023, a decrease of $3,122,721, or 42.8%. For the three and nine months ended September 30, 2024 and 2023, operating expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Compensation and related expenses	$461,422	$1,247,302	$1,881,682	$4,177,032
Marketing and advertising expenses	34,134	219,008	101,734	379,410
Professional and consulting expenses	222,220	483,319	726,119	1,060,396
Research and development	363,472	380,017	823,448	1,000,248
General and administrative expenses	156,998	212,680	636,067	651,461
Impairment loss on digital currencies and other digital assets	-	-	-	23,381
Total	$1,238,246	$2,542,326	$4,169,050	$7,291,928

Compensation and related expenses

Compensation and related expenses include salaries, stock-based compensation, health insurance and other benefits.

During the three months ended September 30, 2024 and 2023, compensation and related expenses amounted to $461,422 and $1,247,302, respectively, a decrease of $785,880, or 63.0%. The decrease was attributable to a decrease in stock-based compensation of $620,976 and an overall decrease in compensation and other related expenses of $164,904.

During the nine months ended September 30, 2024 and 2023, compensation and related expenses amounted to $1,881,682 and $4,177,032, respectively, a decrease of $2,295,350, or 54.9%. The decrease was attributable to a decrease in stock-based compensation of $1,966,364 and an overall decrease in compensation and other related expenses of $328,986.

Marketing and advertising expenses

During the three months ended September 30, 2024 and 2023, marketing and advertising expenses amounted to $34,134 and $219,008, respectively, a decrease of $184,874, or 84.4%. During the nine months ended September 30, 2024 and 2023, marketing and advertising expenses amounted to $101,734 and $379,410, respectively, a decrease of $277,676, or 73.2%. The decrease was primarily due to an overall decrease in promotions, branding and digital marketing strategies and social media ads.

Professional and consulting expenses

During the three months ended September 30, 2024 and 2023, we reported professional and consulting expenses of $222,220 and $483,319, respectively, a decrease of $261,099, or 54.0%. The decrease was primarily attributable to a decrease in investor relations of $218,664 and a decrease in stock-based consulting fees of $65,184, offset by an increase in legal fees of $31,710.

During the nine months ended September 30, 2024 and 2023, we reported professional and consulting expenses of $726,119 and $1,060,396, respectively, a decrease of $334,277, or 31.5%. The decrease was primarily attributable to a decrease in investor relations of $263,310, a decrease in stock-based consulting fees of $77,467, and a decrease in other professional fees of $20,978, offset by an increase in accounting fees of $27,478.

Research and development expenses

During the three months ended September 30, 2024 and 2023, we incurred $363,472 and $380,017 in research and development expenses, a decrease of $16,545, or 4.4%. During the nine months ended September 30, 2024 and 2023, we incurred $823,448 and $1,000,248 in research and development expenses, a decrease of $176,800, or 17.7%. Research and development costs were incurred in connection with our Metaverse software development project, including the development of Habytat which is in the preliminary stage.

On August 27, 2024, we entered into an Asset Purchase Agreement with Judaopta LLC, a Delaware limited liability company (the “Seller”), pursuant to which it acquired from Seller (i) certain software (the “RenAI Software”), which consists of an artificial intelligence (AI) tool designed used for media library organization with the ability to tag and rename images for PC and MAC devices using AI with integration to Gemini, OpenAI and Claude and (ii) certain domain names (the “Assets”) in consideration for the transfer by the Company of 8,000,000 restricted shares of common stock of Dragon Interact, Inc., a majority-owned subsidiary of the Company. In connection with this asset acquisition, for the three and nine months ended September 30, 2024, we recorded research and development expense of $166,667 since the Company is still in the development stage and spends most of its time and efforts planning, raising capital, and performing research and development and accordingly, the recoverability of the cost was not certain. Research and development expense was calculated as follows:

Amount
Fair value of 8,000,000 shares Dragon shares transferred based on recent sales of Dragon shares at $0.30 per share	$2,400,000

Less: gain recognized as difference between fair value of 8,000,000 shares calculated above and allocated costs of investment in Dragon and included in research and development	(2,233,333)

Research and development expense recorded, net	$166,667

General and administrative expenses

During the three months ended September 30, 2024 and 2023, general and administrative expenses amounted to $156,998 and $212,680, a decrease of $55,682, or 26.2%. The decrease was primarily attributable to a decrease in travel expenses of $40,212 and a decrease in other general and administrative expenses of $15,470.

During the nine months ended September 30, 2024 and 2023, general and administrative expenses amounted to $636,067 and $651,461, a decrease of $15,394, or 2.4%.

Impairment loss on digital currencies and other digital assets

During the three months ended September 30, 2024 and 2023, operating expenses did not include an impairment charge related to the write down of digital assets. During the nine months ended September 30, 2024 and 2023, operating expenses included an impairment charge related to the write down of digital assets of $0 and $23,381, respectively.

Loss from Operations

During the three months ended September 30, 2024, loss from operation amounted to $1,238,246 as compared to $2,542,151 during the three months ended September 30, 2023, a decrease of $1.303,967, or 51.3%. During the nine months ended September 30, 2024, loss from operation amounted to $4,168,706 as compared to $7,291,427 during the nine months ended September 30, 2023, a decrease of $3,122,721, or 42.8%.

Other Income (Expense)

Other income (expenses) primarily consisted of interest income, gain on initial consolidation of variable interest entities, gain on deconsolidation of variable interest entities, foreign currency exchange loss, and realized gains or losses on short-term investments. During the three months ended September 30, 2024 and 2023, we reported other income, net of $54,726 and $177,571, respectively. During the nine months ended September 30, 2024 and 2023, we reported other income, net of $219,333 and $240,403, respectively.

During the three months ended September 30, 2024, other income, net solely consisted of interest income of $54,726. During the three months ended September 30, 2023, other income, net primarily consisted of interest income of $177,607 and a foreign currency exchange loss of $36.

During the nine months ended September 30, 2024, other income, net primarily consisted of interest income of $232,191, a gain on deconsolidation of variable interest entities of $107, and a foreign currency exchange loss of $12,965. During the nine months ended September 30, 2023, other income, net primarily consisted of interest income of $245,440, a gain on initial consolidation of variable interest entities of $42,737, a foreign currency exchange loss of $102, and a realized loss on short-term investments of $47,672.

Net Loss and Net Loss Attributable to Common Shareholders

Due to the foregoing reasons, during the three months ended September 30, 2024 and 2023, our net loss was $1,183,458 and $2,364,580, respectively, a decrease of $1,181,122, or 50.0%. During the nine months ended September 30, 2024 and 2023, our net loss was $3,949,373 and $7,051,024, a decrease of $3,101,651, or 44.0%. During the three months ended September 30, 2024 and 2023, after adjusting net loss for net (income) of subsidiary attributable to noncontrolling interest of $(88,343) and $0, respectively, net loss attributable to common shareholders of was $1,271,801, or $(0.42) per common share (basic and diluted) and $2,364,580, or ($1.13) per common share (basic and diluted), respectively, a decrease of $1,092,779, or 46.2%. During the nine months ended September 30, 2024 and 2023, after adjusting net loss for net loss of subsidiary attributable to noncontrolling interest of $566,513 and $0, respectively, our net loss attributable to common shareholders was $3,392,860, or $(1.15) per common share (basic and diluted) and $7,051,024, or ($3.40) per common share (basic and diluted), respectively, a decrease of $3,658,164, or 51.9%.

Liquidity, Capital Resources and Plan of Operations

As of September 30, 2024, we had cash and cash equivalents of $632,497 and short-term investments of $3,919,697. Short-term investments include U.S. Treasury zero coupon bills that are all highly rated and have initial maturities between four and twelve months.

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited consolidated financial statements, we had a net loss of $3,949,373 for the nine months ended September 30, 2024. Net cash used in operations was $3,507,202 for the nine months ended September 30, 2024. Additionally, as of September 30, 2024, we had an accumulated deficit of $51,526,948 and have generated minimal revenues since inception. As of September 30, 2024, we had working capital of $4,226,065, including cash of $632,497 and short-term investments of $3,919,697. These factors raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. We are seeking to raise capital through additional debt and/or equity financings to fund our operations in the future. Although we have historically raised capital from sales of common shares, there is no assurance that it will be able to continue to do so. If we are unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

On April 3, 2024, Dragon entered into a Securities Purchase Agreement with an institutional and accredited investor, pursuant to which Dragon agreed to sell an aggregate of 120,000 shares of Dragon’s common stock, par value $0.0001 per share for an aggregate purchase price of $36,000. Following the sale, the Company retained approximately 71.4% ownership of Dragon.

On May 31, 2024, Dragon entered into a Securities Purchase Agreement with an institutional and accredited investor, pursuant to which Dragon agreed to sell an aggregate of 666,660 shares of Dragon’s common stock, par value $0.0001 per share for an aggregate purchase price of $199,998. Following the sale, the Company retained approximately 70.0% ownership of Dragon.

During September 2024, Dragon entered into a Securities Purchase Agreement with investors pursuant to which Dragon agreed to sell an aggregate of 866,666 shares of Dragon’s common stock, par value $0.0001 per share for an aggregate purchase price of $260,000, or $0.30 per share. Following the sale, the Company retains approximately 54.5% ownership of Dragon.

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

Cash Flow Activities for the Nine Months ended September 30, 2024 and 2023

Cash Flows from Operating Activities

Net cash used in operating activities totaled $3,507,202 and $5,159,510 for the nine months ended September 30, 2024, and 2023, respectively, a decrease of $1,652,308.

Net cash flow used in operating activities for the nine months ended September 30, 2024 primarily reflected a net loss of $3,949,373 adjusted for the add-back (reduction) of non-cash items consisting of depreciation and amortization of $17,347, amortization of right of use assets of $54,065, accretion of stock-based stock option and common stock expense of $125,810, a non-cash gain from deconsolidation of variable interest entities of $(107), foreign currency exchange loss of $12,965, and non-cash research and development expense of$166,667, offset by changes in operating assets and liabilities primarily consisting of an increase in prepaid expenses of $59,179, an increase in accounts payable and accrued expenses of 185,469, and a decrease in operating lease liabilities of $60,823.

Net cash flow used in operating activities for the nine months ended September 30, 2023 primarily reflected a net loss of $7,051,024, adjusted for the add-back (reduction) of non-cash items consisting of depreciation of $20,687, amortization of right of use assets of $44,272, accretion of stock-based stock option and common stock expense of $2,183,835, a non-cash gain from initial consolidation of variable interest entities of $(42,737), impairment loss on digital assets of $23,381, net unrealized loss on short-term investments of $47,672, and non-cash accrued interest included in short-term investments of $239,382, offset by changes in operating assets and liabilities primarily consisting of a decrease in accounts payable – related party of $21,801, an increase in prepaid expenses of $61,456, a decrease in accounts payable and accrued expenses of $14,385, and a decrease in operating lease liabilities of $48,808.

Cash Flows from Investing Activities

Net cash provided by investing activities amounted to $1,269,566 and $4,496,890 for the nine months ended September 30, 2024 and 2023, respectively.

During the nine months ended September 30, 2024, we received gross proceeds from the sale of short-term investments of $9,757,175 and purchased short-term investments of $8,487,609.

During the nine months ended September 30, 2023, we purchased short-term investments of $5,363,163 and received gross proceeds from the sale of short-term investments of $9,845,000. Additionally, we received $64,538 in cash upon initial consolidation of variable interest entities and purchased property and equipment of $49,485.

Cash Flows from Financing Activities

Net cash provided by (used in) financing activities totaled approximately $1,916,771 and $(398,284) for the nine months ended September 30, 2024 and 2023, respectively.

During the nine months ended September 30, 2024, we received $559,251 from the sale of common stock, net, received $495,998 from the sale of subsidiary common stock, net, and received $861,522 from the sale of pre-funded warrants.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of September 30, 2024.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Issuer Purchases of Equity Securities

We did not have any common stock repurchases during the quarterly period ended September 30, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

DATCHAT, INC.

Dated: November 14, 2024	/s/ Darin Myman
Darin Myman
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 14, 2024	/s/ Brett Blumberg
Brett Blumberg
Chief Financial Officer
(Principal Financial and Accounting Officer)