Form 10-K
period 2024-12-31
DatChat, Inc.
filed 2025-03-31
CIK 1648960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2,732,900 based upon the closing price reported for such date on The Nasdaq Capital Market as of that date.

Number of shares of common stock outstanding as of March 26, 2025 was 4,276,274.

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

iii

PART I

ITEM 1. BUSINESS

Overview

We are a private messaging, cybersecurity, and social media company that not only focuses on protecting privacy on personal devices, but also protects user information after it is shared with others. We believe that one’s right to privacy should not end the moment they click “send”, and that we all deserve the same right to privacy online that we enjoy in our own living rooms. Our flagship product, DatChat Messenger & Private Social Network, is a privacy platform and mobile application that gives users the ability to communicate with the privacy and protection they deserve. Recently, we have expanded our business and product offerings to include the development of our Myseum platform, a secure digital content management and storage solution for families, groups and individuals. In addition, as a result of our acquisition of RPM Interactive, Inc. in October 2024, we have repositioned our majority-owned subsidiary, Dragon Interact, Inc. (recently renamed RPM Interactive, Inc.) away from the development of the Habytat platform to focus on becoming an AI generated publishing company of trivia mobile game apps and vodcasts/podcasts designed to publish content across hundreds of evergreen topics every day and be distributed to all major streaming platforms. See “Business – RPM Interactive, Inc.” and “Business – The Habytat.”

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

Myseum Social Media Platform

We recently launched our Myseum social media platform, an innovative social media platform that brings a fresh approach to digital media and content management, allowing users to create a digital legacy that can be easily shared today and with future generations. Backed by AI technology and proprietary software, the multi-tiered social media ecosystem enables individuals, families, and other groups to store and share digital content such as messages, photos, videos, and documents within a highly secure and private family library. Myseum allows users to create amazing albums and galleries for everyone to see, create special private and secure galleries with limited access, personalize a user’s newsfeed with updates from other Myseums and leave time released video messages for both now and future generations.

RPM Interactive, Inc.

In October 2024, our majority owned subsidiary, Dragon Interact, Inc. (“Dragon”), entered into a Share Exchange Agreement with RPM Interactive, Inc., a Florida corporation (“RPM”), pursuant to which Dragon acquired 100% of the equity interests of RPM, including all assets of RPM in consideration for the issuance of 3,500,000 restricted shares of Dragon’s common stock. RPM’s assets included an artificial intelligence (“AI”) tool used for publishing AI-generated consumer gaming and podcasting/vodcasting applications and certain intellectual property. As part of the acquisition, Dragon has changed its corporate name to RPM Interactive, Inc. (“RPM Interactive”) and shifted its focus to developing AI-driven podcast and gaming technologies.

Following the acquisition, in January 2025, we returned 3,500,000 shares of the RPM Interactive common stock held by us to RPM Interactive, which shares were cancelled and are no longer outstanding on RPM Interactive’s stock ledger. Following these transactions, we hold 9,000,000 shares of the RPM Interactive’s common stock, or approximately 34% of its outstanding shares.

The Habytat

Prior ot the acquisition of RPM, we had developed and launched, in November 2022, the Habytat, a virtual space that blends real world and virtual realities into one, in real time, using emerging technology like virtual and augmented reality, to create a highly immersive 3D environment. We had further contemplated spinning-off our Habytat platform business into a new standalone public company pursuant to a distribution of the shares of the our shareholders. As discussed above, following our acquisition of RPM in October 2024, we ceased our development of the Habytat platform and are evaluating ways to utilize the technology that had been developed by our subsidiary.

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

Myseum Social Media Platform

The current market for social media and photo sharing applications is highly competitive, and we expect that it will remain competitive. There are currently several large companies that provide social media applications, and we expect several more competitors to enter into this market in the next few years. Well established competitors include Facebook, Instagram, Snapchat, TikTok, iCloud Shared Photo, Pinterest, Google Photos, Amazon Drive, Photobucket and Shutterfly. We believe that it is the range of privacy, security and social networking features that we offer that sets us apart from our competitors.

Our Myseum application addresses the needs of both consumers and businesses by bringing a fresh approach to digital media and content management, allowing users to create a digital legacy that can be easily shared today and with future generations. The innovative social media platform brings a fresh approach to digital media and content management, allowing users to create a digital legacy that can be easily shared today and with future generations. Backed by privacy technology and proprietary software, the multi-tiered social media ecosystem enables individuals, families, and other groups to store and share digital content such as messages, photos, videos, and documents within a secure and private media library. In addition, we are developing a blockchain-based, decentralized media storage and sharing platform that is being designed to allow consumers and businesses to connect directly with each other. Recognizing that currently our media is more often stored in digital form, it can make it harder to share both now and with future generations we set out to build the Myseum Social Media platform to solve this problem.

Software and Development

DatChat Messenger & Myseum Social Media Platform

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

Our software and development team is responsible for the design enhancements, development, testing and certification of the application. In addition, we may, in the future, utilize third parties for our automated testing, managed upgrades, software development and other technology services. We are also developing video messages that can be distributed at a future time. We anticipate that the video messaging currently under development will allow users to set a specific date to release a video message to their social network at a set time in the future. Additionally, we are developing an instantly created media sharing space that can either be deleted, or shared and saved in the Myseum of everyone involved.

Marketing and Monetization

DatChat Messenger & Myseum Social Media Platform

The applications are currently offered for free on Apple’s App Store and Google Play. Initial marketing is expected to consist of public relations, “cost-per-install” campaigns, social media marketing using the Facebook’s ad platform and other readily available advertising platforms.

We anticipate utilizing social influencers and additional public relations strategies to promote the application on a global basis, which also includes making the application available for use in other languages.

We also plan to add in-app purchases such as user customization features, increased storage, AI media organizers and time released videos messages to monetize the application.

We anticipate monetizing the Myseum Platform with a subscription-based service for small businesses. In the future, we may develop other mobile applications and services for consumers once our user base reaches a level at which we deem it to be economically feasible. No assurance can be given that we will successfully develop new or future applications that will be embraced by users or generate revenue.

RPM Interactive, Inc.

The RPM products are still under development and the marketing and monetization strategies are being developed as well.

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

As of March 28, 2024, we had 15 issued patents, no notices of allowance and 2 filed patent applications in the United States relating to our encryption technologies, blockchain platform and digital assets. Our issued patents will expire in 2036. In addition, we plan to continue expanding and strengthening our IP portfolio with additional patent applications in the future. We may not be able to obtain protection for our intellectual property, and our existing and future patents, trademarks, and other intellectual property rights may not provide us with competitive advantages or distinguish our products and services from those of our competitors. Our pending patent application and future applications may not result in the issuance of patents, and any resulting issued patents may have claims narrower than those in our patent applications. Additionally, our current and future patents, trademarks, and other intellectual property rights may be contested, circumvented, or found unenforceable or invalid, and we may not be able to prevent third parties from infringing them. Our internal controls may not always be effective at preventing unauthorized parties from obtaining our intellectual property and proprietary technologies.

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

With respect to retention of personal information, we may only retain such users’ personal information in a form that identifies them only for as long as it serves the purpose(s) for which it was initially collected as stated in our Privacy Policy, or subsequently authorized. We may continue processing users’ personal information for longer periods, but only for the time and to the extent such processing reasonably serves the purposes of statistical analysis, and subject to the protection of our Privacy Policy. After such time periods have expired, we may either delete the personal information or retain it in a form that it does not identify the user personally.

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

Employees

As of March 26, 2025, we have a total of 10 full-time employees and no part-time employees. We have established a network of external professionals and consultants to which we outsource various research and development and operational tasks in an effort to minimize administrative overhead. We are not a party to any collective bargaining agreements. We believe that we maintain good relations with our employees.

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

Available Information

Our website address is www.datchat.com. The contents of, or information accessible through, our website is not part of this Annual Report on Form 10-K, and our website address is included in this document as an inactive textual reference only. We make our filings with the U.S. Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, available free of charge on our website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the SEC. The public may read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC’s website is www.sec.gov. The information contained in the SEC’s website is not intended to be a part of this filing.

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

Our limited operating history makes evaluating the business and future prospects difficult and may increase the risk of your investment. We were incorporated in 2014, and since then there have been a limited amount of downloads of the application. To date, we have minimal revenues. As reflected in the accompanying consolidated financial statements, for the years ended December 31, 2024 and 2023, we incurred a net loss of $5,025,007 and $8,404,970, respectively. Additionally, for the years ended December 31, 2024 and 2023, we used cash in operations of $4,388,385 and $6,529,277, respectively. As of December 31, 2024, we had working capital of $3,657,711. We intend, in the long term, to derive revenues from advertisement sales, technology licensing, and other forms of revenue. The application is available for download on certain mobile platforms and we are developing compatibility with other platforms. We also continue to develop and refine functions of the application.

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

We may fail to develop new products or may incur unexpected expenses or delays.

Although the application is currently available for download, we may need to develop various new technologies, products and product features to remain competitive. Due to the risks inherent in developing new products and technologies, limited financing, loss of key personnel, and other factors, we may fail to develop these technologies and products or may experience lengthy and costly delays in doing so. Although we are able to license some of our technologies in their current stage of development, we cannot assure that we will be able to develop new products or enhancements to our existing products in order to remain competitive.

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

We expect to benefit from Apple’s strong brand recognition and large user base. If Apple loses its market position or otherwise falls out of favor with mobile users, we would need to identify alternative channels for marketing, promoting and distributing our application, which would consume substantial resources and may not be effective. In addition, Apple has broad discretion to change their terms of service and other policies with respect to us and other developers, and those changes may be unfavorable to us. Any such changes in the future could significantly alter our users experience or how they interact within our application, which may harm our business.

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

There are many factors that could negatively affect user retention, growth, and engagement, including if:

●	users increasingly engage with competing products instead of ours;

●	our competitors may mimic our products and therefore harm our user engagement and growth;

●	we fail to introduce new and exciting products and services or those we introduce are poorly received;

●	our products fail to operate effectively on the iOS and Android mobile operating systems;

●	we are unable to continue to develop products that work with a variety of mobile operating systems, networks, and smartphones;

●	we are unable to combat hostile or inappropriate usage of our products;

●	there are changes in user sentiment about the quality or usefulness of the application;

●	there are concerns about the implications for privacy, safety, or security of our products;

●	there are changes in our products that are mandated by legislation, regulatory authorities, or litigation, including settlements or consent decrees that adversely affect the user experience;

●	technical or other problems frustrate the user experience, particularly if those problems prevent us from delivering our products in a fast and reliable manner;

●	we fail to provide adequate service to users;

●	we are the subject of adverse media reports or other negative publicity; and

●	we do not maintain our brand image or our reputation is damaged.

Any decrease in user retention, growth, or engagement could render our products less attractive to users, advertisers, or partners, and would seriously harm our business.

There is a risk that the public will not perceive the privacy protections that we offer to be necessary or useful and therefore will not be interested in our services.

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

Currently, we expect to derive substantially all of our revenue from a limited number of products and applications. As such, the continued growth in market demand for and market acceptance of the product or application is critical to our continued success. Demand for our products or the applications is affected by a number of factors, many of which are beyond our control, such as continued market acceptance; the timing of development and release of competing new products; consumer preferences; the development and acceptance of new features, integrations, and capabilities; price or product changes by us or our competitors; technological changes and developments within the markets we serve; growth, contraction, and rapid evolution of our market; and general economic conditions and trends. If we are unable to continue to meet the demands of our users or trends in preferences or to achieve more widespread market acceptance of our products and applications, our business, results of operations, and financial condition could be harmed. Changes in preferences of users may have a disproportionately greater impact on us than if we offered multiple products. In addition, competitors may develop or acquire their own tools or software and people may continue to rely on traditional tools and software, such as text message and email, which would reduce or eliminate the demand for our products and applications. If demand declines for any of these or other reasons, our business could be adversely affected.

The application depends on effectively operating with mobile operating systems, hardware, networks, regulations, and standards that we do not control. Changes in our products or to those operating systems, hardware, networks, regulations, or standards may seriously harm our user growth, retention, and engagement.

Because the application is used primarily on mobile devices, the application must remain interoperable with popular mobile operating systems, Android and iOS. The owners of such operating systems, Google and Apple, respectively, each provide consumers with products that compete with ours. We have no control over these operating systems or hardware, and any changes to these systems or hardware that degrade our products’ functionality, or give preferential treatment to competitive products, could seriously harm DatChat usage on mobile devices. Our competitors that control the operating systems and related hardware the application runs on could make the interoperability of our products with those mobile operating systems more difficult or display their competitive offerings more prominently than ours. When introducing new products, it takes time to optimize such products to function with these operating systems and hardware, impacting the popularity of such products, and we expect this trend to continue. Moreover, our products require high-bandwidth data capabilities. If the costs of data usage increase, our user growth, retention, and engagement may be seriously harmed.

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

Our products are hosted by, and use computing infrastructure, secure network connectivity, and other technology-related services provided by AWS. We do not control the operations of this third-party provider or own the equipment used to provide such services. Because we cannot easily switch our AWS-serviced operations to another cloud provider, any disruption of or interference with our use of AWS, for example, due to natural disasters, cyber-attacks, terrorist attacks, power losses, telecommunications failures, or similar events, would impact our operations and may adversely affect our business, financial condition, operating results and cash flows. In addition, AWS has no obligation to renew its agreement with us on commercially reasonable terms or at all. If we are unable to renew our agreement on commercially reasonable terms or develop our blockchain capabilities, we may be required to transition to a new provider, and we may incur significant costs and possible service interruption in connection with doing so.

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

Our success, in part, depends upon our proprietary technology. We have various forms of intellectual property including patent, copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to establish and protect our proprietary rights. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization or develop similar technology independently. We also pursue the registration of our domain names, trademarks, and service marks in the United States. We have also filed patent applications. However, we cannot provide any assurance that patent applications that we file will ultimately result in an issued patent or, if issued, that they will provide sufficient protections for our technology against competitors. We cannot assure you that the protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our products and services or design around any intellectual property rights we hold.

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

We receive, collect, store, and process certain personally identifiable information about individuals and other data relating to users of the application. We have legal and contractual obligations regarding the protection of confidentiality and appropriate use of certain data, including personally identifiable and other potentially sensitive information about individuals. We may be subject to numerous federal, state, local, and international laws, directives, and regulations regarding privacy, data protection, data security and the collection, storing, sharing, use, processing, transfer, disclosure, disposal and protection of information about individuals and other data, the scope of which are changing, subject to differing interpretations, and may be inconsistent among jurisdictions or conflict with other legal and regulatory requirements. We strive to comply with our applicable data privacy and security policies, regulations, contractual obligations, and other legal obligations relating to privacy, data protection, and data security. However, the regulatory framework for privacy, data protection and data security worldwide is, and is likely to remain for the foreseeable future, uncertain and complex, and it is possible that these or other actual or alleged obligations may be interpreted and applied in a manner that we do not anticipate or that is inconsistent from one jurisdiction to another and may conflict with other legal obligations or our practices. Further, any significant change to applicable laws, regulations or industry practices regarding the collection, use, retention, security, processing, transfer or disclosure of data, or their interpretation, or any changes regarding the manner in which the consent of users or other data subjects for the collection, use, retention, security, processing, transfer or disclosure of such data must be obtained, could increase our costs and require us to modify our services and features, possibly in a material manner, which we may be unable to complete, and may limit our ability to receive, collect, store, process, transfer, and otherwise use user data or develop new services and features.

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

We believe the metaverse, an embodied internet where people have immersive experiences beyond two-dimensional screens, is the next evolution in social technology. In 2023, we launched Habytat, a mobile based social metaverse. Our development of Habytat involved the development of new and emerging technologies and collaboration with other companies, developers, partners, and other participants. However, the metaverse may not develop in accordance with our expectations, and market acceptance of features, products, or services we built for Habytat is uncertain. In addition, we have limited experience with virtual and augmented reality technology, which may enable other companies to compete more effectively than us. We may be unsuccessful in our research and product development efforts, including if we are unable to develop relationships with key participants in the metaverse or develop products that operate effectively with metaverse technologies, products, systems, networks, or standards. Our metaverse efforts divertrf resources and management attention from other areas of our business. We ceased our development of the Habytat platform and are evaluating ways to utilize the technology developed.

In addition, we may be subject to a variety of existing or new laws and regulations in the United States and international jurisdictions, including in the areas of privacy, safety, competition, content regulation, consumer protection, and e-commerce, which may delay or impede the development of our products and services, increase our operating costs, require significant management time and attention, or otherwise harm our business. As a result of these or other factors, our metaverse strategy and investments may not be successful in the foreseeable future, or at all, which could adversely affect our business, reputation, or financial results.

Myseum is currently under development and no assurance can be given that it will be accepted by others or generate sufficient interest.

Myseum, our new platform, is being designed to allow for the preservation and sharing of pictures, video, and documents in a secured network utilizing our recently patented technology that enabled us with the preservation of data, including storage, sharing, and secure control of data on social media technology platforms and digital archives. We aim to continue researching and developing different applications for our Myseum platform in order to generate continual interest in this platform. If we do not generate sufficient interest in our Myseum platform we will not attract enough advertisers to make it profitable.

Myseum is based on new and unproven technologies and therefore is subject to the risks of failure inherent in the development of new products and services.

Because Myseum is based on certain new technologies, it is subject to risks of failure that are particular to new technologies, including the possibility that:

●	Myseum may not gain market acceptance;

●	proprietary rights of third parties may preclude us from marketing a new product or service;

●	Mtseum may not receive the exposure required to obtain new users; or

●	third parties may market superior products or services.

We may not be able to adequately evaluate the risks associated with our planned social metaverse and advertising platforms.

Myseum may not be successful and may expose us to legal, regulatory, and other risks. Given the nascent and evolving nature of the metaverse, digital assets and blockchain technology, we may be unable to accurately anticipate or adequately address such risks or the potential impact of such risks. The occurrence of any such risks could materially and adversely affect our business, financial condition, results of operations, reputation, and prospects. It is difficult to predict how the legal and regulatory framework around such digital assets and services will develop and how such developments will impact our business and our platforms. The launch of Myseum subjects us to risks similar to those associated with any new platform offering, including, but not limited to, our ability to accurately anticipate market demand and acceptance, our ability to successfully launch these initiatives, technical issues with the operation of Myseum and legal and regulatory risks as discussed above. If we fail to accurately anticipate or manage the risks associated with Myseum or if we directly or indirectly become subject to disputes, liability, or other legal or regulatory issues in connection with either of these initiatives, they may not be successful and our business, financial condition, results of operations, reputation, and prospects could be materially harmed.

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

If we fail to retain users or add new users, or if our users decrease their level of engagement with Myseum, revenue, bookings, and operating results will be harmed.

Our business plan assumes that the demand for social media offerings, specifically, the adoption of a platform for sharing and preserving of media. However, if this market shrinks or grows more slowly than anticipated, or if demand for Myseum does not grow as quickly as we anticipate, whether as a result of competition, product obsolescence, budgetary constraints of our developers, creators, and users, technological changes, unfavorable economic conditions, uncertain geopolitical or regulatory environments or other factors, we may not be able to increase our revenue and bookings sufficiently to ever achieve profitability and our stock price would decline.

The multitude of other social media platforms, media sharing, and other interactive experiences is high, making it difficult to retain users who are dissatisfied with Myseum and seek other social media options. These and other factors may lead users to switch to another entertainment option rapidly, which can interfere with our ability to forecast usage and would negatively affect our user retention, growth, and engagement. Falling user retention, growth, or engagement rates could harm our business.

We face intense competition for our products and services.

There are numerous technology companies seeking ways to support efforts to enter the social media business. Additionally, social media has become more readily recognized as a method of sharing media and as such, more competitors are seeking to enter this marketplace. These technologies are subject to rapidly changing technological developments, shifting organizational priorities and requirements, frequent introductions of new products and services, and increased marketing and sales activities of other industry participants.

Many competitors exist in the overlapping areas of social media and traditional digital marketing, data analytics, and digital transformation. Many of our current and potential competitors have a significantly larger market presence, greater name recognition, access to more potential customers and substantially greater financial, technical, sales and marketing, management, support, and other resources than we have. As a result, many of our competitors can respond more quickly than we can to new or changing opportunities and technologies, and may devote greater resources to the marketing, promotion and sale of their products than we can.

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

Our directors, executive officers and each of our stockholders who owned greater than 5% of our outstanding Common Stock beneficially, as of March 28, 2025, own approximately 7.7% of our common stock outstanding. Accordingly, these stockholders have and will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, a merger, the consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with our other investors’ interests. For example, these stockholders could delay or prevent a change in control of us, even if such a change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their Common Stock as part of a sale of the Company or our assets. The significant concentration of stock ownership may negatively impact the value of our Common Stock due to potential investors’ perception that conflicts of interest may exist or arise.

There are risks associated with the completion of the proposed spin-off of our Habytat platform business.

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

ITEM 2. PROPERTIES

Our principal executive offices are located at 204 Neilson Street, New Brunswick, NJ 08901. We leased our office for a monthly base rent of $7,156 plus a pro rata share of operating expenses, with three percent (3%) annual increases in monthly installments on the first day of each year pursuant to a lease which terminated on December 31, 2024. Currently, we lease our space on a month to month basis and we are negotiating a for a new lease at this location or another location. We believe that our current office space will be adequate for the foreseeable future. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

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

Shareholders

As of March 26, 2025, we had 1,439 shareholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

None.

Recent Sales of Unregistered Securities

None.

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

Overview

We are a private messaging, cybersecurity, and social media company that not only focuses on protecting privacy on personal devices, but also protects user information after it is shared with others. We believe that one’s right to privacy should not end the moment they click “send”, and that we all deserve the same right to privacy online that we enjoy in our own living rooms. Our flagship product, DatChat Messenger & Private Social Network, is a privacy platform and mobile application that gives users the ability to communicate with the privacy and protection they deserve. Recently, we have expanded our business and product offerings to include the development of our Myseum platform, a secure digital content management and storage solution for families, groups and individuals. In addition, as a result of our acquisition of RPM Interactive, Inc. in October 2024, we have repositioned our majority-owned subsidiary, Dragon Interact, Inc. (recently renamed RPM Interactive, Inc.) away from the development of the Habytat platform to focus on becoming an AI generated publishing company of trivia mobile game apps and vodcasts/podcasts designed to publish content across hundreds of evergreen topics every day and be distributed to all major streaming platforms. See “Business – RPM Interactive, Inc.” and “Business – The Habytat.”

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

Myseum Social Media Platform

We recently launched our Myseum social media platform, an innovative social media platform that brings a fresh approach to digital media and content management, allowing users to create a digital legacy that can be easily shared today and with future generations. Backed by AI technology and proprietary software, the multi-tiered social media ecosystem enables individuals, families, and other groups to store and share digital content such as messages, photos, videos, and documents within a highly secure and private family library. Myseum allows users to create amazing albums and galleries for everyone to see, create special private and secure galleries with limited access, personalize a user’s newsfeed with updates from other Myseums and leave time released video messages for both now and future generations.

RPM Interactive, Inc.

In October 2024, our majority owned subsidiary, Dragon Interact, Inc. (“Dragon”), entered into a Share Exchange Agreement with RPM Interactive, Inc., a Florida corporation (“RPM”), pursuant to which Dragon acquired 100% of the equity interests of RPM, including all assets of RPM in consideration for the issuance of 3,500,000 restricted shares of Dragon’s common stock. RPM’s assets included an artificial intelligence (“AI”) tool used for publishing AI-generated consumer gaming and podcasting/vodcasting applications and certain intellectual property. As part of the acquisition, Dragon has changed its corporate name to RPM Interactive, Inc. (“RPM Interactive”) and shifted its focus to developing AI-driven podcast and gaming technologies.

Following the acquisition, in January 2025, we returned 3,500,000 shares of the RPM Interactive common stock held by us to RPM Interactive, which shares were cancelled and are no longer outstanding on RPM Interactive’s stock ledger. Following these transactions, we hold 9,000,000 shares of the RPM Interactive’s common stock, or approximately 34% of its outstanding shares.

The Habytat

Prior ot the acquisition of RPM, we had developed and launched, in November 2022, the Habytat, a virtual space that blends real world and virtual realities into one, in real time, using emerging technology like virtual and augmented reality, to create a highly immersive 3D environment. We had further contemplated spinning-off our Habytat platform business into a new standalone public company pursuant to a distribution of the shares of the our shareholders. As discussed above, following our acquisition of RPM in October 2024, we ceased our development of the Habytat platform and are evaluating ways to utilize the technology that had been developed by our subsidiary.

Recent Events

Return of Subsidiary Shares

In January 2025, we returned 3,500,000 shares of the Subsidiary’s. common stock held by us to the Subsidiary, which shares were cancelled and are no longer outstanding on the Subsidiary’s stock ledger. Following this transaction, we held 12.5 million shares of the Subsidiary’s common stock, or approximately 34% of its outstanding shares.

January 2025 Offering

On January 8, 2025, we entered into a securities purchase agreement with certain institutional investors, pursuant to which we sold 1,200,000 shares of our common stock at a purchase price of $4.25 per share of Common Stock. Proceeds from the offering were approximately $5.1 million, prior to deducting placement agent’s fees and other offering expenses payable by the Company. The shares of Common Stock were offered by the Company pursuant to its shelf registration statement on Form S-3 (File No. 333-268058), which was declared effective by the Securities and Exchange Commission on December 6, 2022, a base prospectus dated December 6, 2022, and a prospectus supplement dated January 8, 2025. The closing of the offering took place on January 9, 2025. In addition, pursuant to the terms of the offering, the Company issued to The Benchmark Company, LLC, the exclusive placement agent for the offering, warrants to purchase up to 60,000 shares of the Company’s common stock, at an exercise price equal to 100.0% of the offering price per share of Common Stock, or $4.25 per share. The Placement Agent Warrant is exercisable during the four-and-a-half year period commencing six months after the date of the closing of this Offering.

Basis of Presentation

The financial statements contained herein have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S. GAAP”) and the requirements of the Securities and Exchange Commission.

Critical Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reported period. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Actual results may differ from these estimates if conditions differ from our assumptions. While our significant accounting policies and significant estimates are more fully described in Note 2 in the “Notes to Financial Statements”, we believe the following estimates are critical to the process of making significant judgments and estimates in preparation of our consolidated financial statements.

Capitalized internal-use software costs

We capitalize costs to develop or purchase internal-use software in accordance with ASC section 350-40, Intangibles — Goodwill and Other — Internal-Use Software. Costs incurred to develop internal-use software are expensed as incurred during the preliminary project stage. Internal-use software development costs are capitalized upon purchase and during the application development stage, which is after: (i) the preliminary project stage is completed; and (ii) management authorizes and commits to funding the project and it is probable the project will be completed and used to perform the intended function. Capitalization ceases at the point where the software project is substantially complete and ready for its intended use, and after all substantial testing is completed. Upgrades and enhancements are capitalized if it is probable that those expenditures will result in additional functionality. Amortization is provided for on a straight-line basis over the expected useful life of the internal-use software development costs and related upgrades and enhancements. When existing software is replaced with new software, the unamortized costs of the old software are expensed when the new software is ready for its intended use. Software development costs incurred during the year ended December 31, 2024 and 2023 were expensed since the Metaverse software development project is in the preliminary project stage. Such costs are included in research and development costs on the accompanying consolidated statement of operations.

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

Based on the Company’s analysis, on February 14, 2023, Metabizz, LLC, a Florida corporation, and Metabizz SAS, a company incorporated under the laws of Columbia (collectively “Metabizz”), were determined to be VIE entities in accordance with ASC 810-10-25-22 because the equity owners in Metabizz did not have the characteristics of a controlling financial interest and the initial equity investments in these entities may be or were insufficient to meet or sustain its operations without additional subordinated financial support from DatChat. The equity owners of Metabizz had only a nominal equity investment at risk, and the Company absorbed or received a majority of the entity’s expected losses or benefits. The Company participated significantly in the design of Metabizz. The Company provided working capital advances to Metabizz to allow Metabizz to fund its day-to-day obligations. Substantially all of the activities of Metabizz were conducted for the Company’s benefit, as evidenced by the fact that the operations of Metabizz consisted of development of software and technologies to be used by RPM Interactive and the Company provided working capital to Metabizz to pay employees and independent contractors to perform the development services on behalf of the Company. Repayment of the working capital advances is not guaranteed by the equity owner of Metabizz and creditors of Metabizz do not have recourse against the Company. Accordingly, the Company was required to consolidate the assets, liabilities, revenues and expenses of Metabizz using the fair value method. Additionally, the managing partner of Metabizz was also the Chief Innovation Officer of RPM Interactive. Since Metabizz, LLC and Metabizz SAS were considered VIE’s, any noncontrolling interest eliminated in consolidation. In connection with the initial consolidation of Metabizz, on February 14, 2023 (the initial consolidation date), the Company recorded a gain on initial consolidation of variable interest entities of $42,737.

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

On August 27, 2024, the Company entered into an Asset Purchase Agreement with the Seller, pursuant to which it acquired from Seller the Assets (See Note 1) in consideration for the transfer by the Company of 8,000,000 restricted shares of common stock of RPM Interactive. Accordingly, as of September 30, 2024, the Company owned 45.5% of RPM Interactive. On August 27, 2024, based on the Company’s analysis, the Company determined that RPM Interactive met the definition of a VIE under the VIE model, which provides for situations in which control may be demonstrated other than by the possession of voting rights in RPM Interactive. Based on Company’s analysis, the Company continues to have the power to direct the activities of RPM Interactive that most significantly impact RPM Interactive’s economic performance and the obligation to absorb losses of RPM Interactive that could potentially be significant to RPM Interactive or the right to receive benefits from RPM Interactive that could potentially be significant to RPM Interactive.

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718, “Compensation — Stock Compensation” (“ASC 718”), which requires recognition in the financial statements of the cost of employee, non-employee and director services received in exchange for an award of equity instruments over the period the employee, non-employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). ASC 718 also requires measurement of the cost of employee, non-employee, and director services received in exchange for an award based on the grant-date fair value of the award. The fair value of each option granted is estimated as of the date of grant using the Black-Scholes-Merton option-pricing model, net of actual forfeitures. The fair value is amortized as compensation cost on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. The Black-Scholes-Merton option-pricing model includes various assumptions, including the fair market value of our common stock, the expected life of stock options, the expected volatility, and the expected risk-free interest rate, among others. These assumptions reflect our best estimates, but they involve inherent uncertainties based on market conditions generally outside of our control. As a result, if other assumptions had been used, stock-based compensation expense, as determined in accordance with authoritative guidance, could have been materially impacted. Furthermore, if we use different assumptions on future grants, stock-based compensation expense could be materially affected in future periods.

Noncontrolling interests

The Company follows ASC Topic 810, “Consolidation,” governing the accounting for and reporting of noncontrolling interests (“NCI”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCI be treated as a separate component of equity, not as a liability, that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than as step acquisitions or dilution gains or losses, and that losses of a partially-owned consolidated subsidiary be allocated to noncontrolling interests even when such allocation might result in a deficit balance. The net loss attributed to NCI was separately designated in the accompanying consolidated statements of operations and comprehensive loss. Losses attributable to NCI in a subsidiary may exceed a NCI’s interests in the subsidiary’s equity. The excess attributable to NCI is attributed to those interests. NCI shall continue to be attributed their share of losses even if that attribution results in a deficit NCI balance.

The Company allocates certain corporate common expenses to its subsidiaries based on the ratio of direct subsidiary expenses to total consolidated expenses. Management believes that this allocation method is reasonable.

The Company accounts for it noncontrolling interest in RPM Interactive in accordance with ASC Topic 810-10-45, which requires the Company to present noncontrolling interests as a separate component of total shareholders’ equity on the consolidated balance sheets and the consolidated net loss attributable to its noncontrolling interest be clearly identified and presented on the face of the consolidated statements of operations. Through January 10, 2024, the date that VR Interactive purchased 8,000,000 shares of RPM Interactive from Metabizz LLC, any noncontrolling interest eliminated in consolidation. Because this change in ownership moved from a consolidated entity (the VIE entities) to a nonconsolidated entity (VR Interactive), subsequent to January 10, 2024 the Company ceased eliminating the noncontrolling interest in consolidation and recorded an initial negative noncontrolling interest of $442,361 in total equity for the portion of equity ownership not attributable to DatChat based on the minority interest holders’ ownership interest in the carrying value of RPM Interactive’s equity. Additionally, during the year ended December 31, 2024, the Company recorded additional initial negative noncontrolling interest of $909,581 in total equity for the portion of additional equity ownership not attributable to the Company based on this minority interest holders’ ownership interest in the carrying value of RPM Interactive’s equity. The Company also allocated $785,847 of the net loss of the subsidiary to noncontrolling interest resulting in a total noncontrolling interest deficit of $2,137,789 as of December 31, 2024.

Recently Issued Accounting Pronouncements

Refer to the notes to the audited financial statements.

Results of Operations

Revenue

During the years ended December 31, 2024 and 2023, we generated revenues of $436 and $672, respectively, which consisted of subscription revenues.

Operating expenses

For the year ended December 31, 2024, operating expenses amounted to $5,281,339 as compared to $8,784,703 for the year ended December 31 2023, a decrease of $3,503,364, or 39.9%. For the years ended December 31 2024 and 2023, operating expenses consisted of the following:

	Year Ended December 31,
	2024	2023
Compensation and related expenses	$2,320,127	$4,760,180
Marketing and advertising expenses	128,656	388,444
Professional and consulting expenses	1,031,898	1,324,640
Research and development	857,668	1,351,415
General and administrative expenses	942,990	892,972
Impairment loss on property and equipment and intangible assets	-	43,671
Impairment loss on digital currencies and other digital assets	-	23,381
Total	$5,281,339	$8,784,703

Compensation and related expenses

Compensation and related expenses include salaries, stock-based compensation, health insurance and other benefits.

During the year ended December 31, 2024 and 2023, compensation and related expenses amounted to $2,320,127 and $4,760,180, respectively, a decrease of $2,440,053, or 51.3%. The decrease was attributable to a decrease in stock-based compensation of $1,985,961 and a decrease in other compensation and other related expenses of $454,092 related to a reduction in staff.

Marketing and advertising expenses

During the years ended December 31, 2024 and 2023, marketing and advertising expenses amounted to $128,656 and $388,444, respectively, a decrease of $259,788, or 67.0%, primarily due to an overall decrease in promotions, branding and digital marketing strategies and social media ads.

Professional and consulting expenses

During the years ended December 31, 2024 and 2023, we reported professional and consulting expenses of $1,031,898 and $1,324,640, respectively, a decrease of $292,742, or 22.1%. The decrease is attributable to a decrease in consulting fees of $96,202, which includes a decrease in stock-based consulting fees of $144,818, offset by an increase in other consulting fees of $48,616, a decrease in investor relations fees of $224,026, a decrease in legal fees of $27,195, and a decrease in other professional fees of $43,970, offset by an increase in accounting fees of $98,651.

Research and development costs

During the years ended December 31, 2024 and 2023, we incurred $857,668 and $1,351,415 in research and development costs, a decrease of $493,747, or 36.5%. Research and development costs were incurred in connection with our Metaverse software development project, including the development of Habytat which is in the preliminary stage. During the year ended December 31, 2024, we ceased development of our Metaverse software.

General and administrative expenses

During the years ended December 31, 2024 and 2023, general and administrative expenses amounted to $942,990 and $892,972, an increase of $50,018, or 5.6%. The increases are primarily attributable to an increase in computer and internet expenses of approximately $54,000.

Impairment loss on property and equipment and intangible assets

During the year ended December 31, 2023, we wrote off the balance of property and equipment held by MetaBizz since the property and equipment was abandoned and no longer being used by the Company as of December 31, 2023. Accordingly, we recognized an impairment loss on property and equipment of $43,671. We did not recognize any impairment loss on property and equipment during the year ended December 31, 2024.

Impairment loss on digital currencies and other digital assets

During the year ended December 31, 2024 and 2023, operating expenses included an impairment charge related to the write down of digital assets of $0 and $23,381, respectively.

Loss from Operations

During the year ended December 31, 2024, loss from operation amounted to $5,280,903 as compared to $8,784,031 during the year ended December 31, 2023, a decrease of $3,503,128, or 39.9%.

Other Income (Expense)

Other income (expenses) primarily consisted of interest income, gain on initial consolidation of variable interest entities, a forerign curreny exchange loss, a gain on deconsolidation of variable interest entities, and realized gains on short-term investments. During the years ended December 31, 2024 and 2023, we reported other income, net of $255,896 and $379,061, respectively.

During the year ended December 31, 2024, other income, net primarily consisted of interest income of $268,754, a gain on deconsolidation of variable interest entities of $107, and a foreign currency exchange loss of $12,965. During the year ended December 31, 2023, other income, net primarily consisted of interest income of $384,098, a gain on initial consolidation of variable interest entities of $42,737, a foreign currency exchange loss of $102, and a realized loss on short-term investments of $47,672.

Net Loss and Net Loss Attributable Common Shareholders

Due to the foregoing reasons, during the years ended December 31, 2024 and 2023, our net loss was $5,025,007 and $8,404,970, respectively, a decrease of $3,379,963, or 40.2%. During the year ended December 31, 2024 and 2023, we adjusted net loss for the net loss of subsidiary attributable to noncontrolling interest by $785,847 and $0, respectively Accordingly, during the years ended December 31, 2024 and 2023, our net loss attributable to common shareholders was $4,239,160, or $(1.43) per common share (basic and diluted) and $8,404,970, or $(4.14) per common share (basic and diluted), respectively, a decrease of $4,165,810, or 49.6%.

Liquidity, Capital Resources and Plan of Operations

As of December 31, 2024, we had cash and cash equivalents of $1,196,699 and short-term investments of $2,952,512. Short-term investments include U.S. Treasury bills that are all highly rated and have initial maturities between four and twelve months.

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. As of December 31, 2024, we had cash and cash equivalents of $1,196,699, short-term investments of $2,952,512, and working capital of $3,657,711. Short-term investments include U.S. Treasury zero coupon bills that are all highly rated and have initial maturities between four and twelve months. Additionally, on January 8, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional investors pursuant to which the Company agreed to sell to such investors 1,200,000 shares of common stock of the Company at a purchase price of $4.25 per share of Common Stock (the “Offering”). The closing of the sales of these securities under the Purchase Agreement took place on January 9, 2025 and we received net proceeds of $4,537,000. Net cash used in operations was $4,388,385 for the year ended December 31, 2024. Until such time that the Company implements its growth strategy, it expects to continue to generate operating losses in the foreseeable future, mostly due to corporate overhead, research and development, and costs of being a public company. We believe that our existing working capital and cash on hand will provide sufficient cash to enable the Company to meet its operating needs and debt requirements for the next twelve months from the issuance date of this report.

Our primary uses of cash have been for research and development, compensation and related expenses, fees paid to third parties for professional services, marketing and advertising expenses, and general and administrative expenses. All funds received have been expended in the furtherance of growing the business. We received funds from the sale of our common stock, sale of common stock in our subsidiary, RPM Interactive, and the exercise of warrants. The following trends are reasonably likely to result in changes in our liquidity over the near to long term:

●	An increase in working capital requirements to finance our current business,

●	Cost of research and development,

●	Addition of administrative, technical and sales personnel as the business grows, and

●	The cost of being a public company.

Cash Flows from Operating Activities

Net cash used in operating activities totaled $4,388,385 and $6,529,277 for the years ended December 31, 2024 and 2023, respectively, a decrease of $2,140,892.

Net cash flow used in operating activities for the year ended December 31, 2024 primarily reflected a net loss of $5,025,007, adjusted for the add-back (reduction) of non-cash items consisting of depreciation and amortization of $23,129, amortization of right of use assets of $73,977, accretion of stock-based stock option and common stock expense of $123,300, a non-cash gain from deconsolidation of variable interest entities of $(107), foreign currency exchange loss of $12,965, and non-cash research and development expense of $166,667, offset by changes in operating assets and liabilities primarily consisting of an increase in prepaid expenses of $9,649, an increase in accounts payable and accrued expenses of $307,568, and a decrease in operating lease liabilities of $83,674.

Net cash flow used in operating activities for the year ended December 31, 2023 primarily reflected a net loss of $8,404,970 adjusted for the add-back (reduction) of non-cash items consisting of depreciation and amortization of $28,943, amortization of right of use assets of $60,549, accretion of stock-based stock option and common stock expense of $2,254,079, a non-cash gain from initial consolidation of variable interest entities of $(42,737), impairment loss on digital assets of $23,381, impairment of property and equipment of $43,671, and net realized gain on short-term investments of $327,145, offset by changes in operating assets and liabilities primarily consisting of a decrease in prepaid expenses of $5,797, a decrease in accounts payable and accrued expenses of $103,741, and a decrease in operating lease liabilities of $67,339.

Cash Flows from Investing Activities

Net cash provided by investing activities amounted to $2,236,751 and $6,160,932 for the years ended December 31, 2024 and 2023, respectively, a decrease of $3,924,181.

During the years ended December 31, 2024, we purchased short-term investments of $10,767,288 and received gross proceeds from the sale of short-term investments of $13,004,039.

During the years ended December 31, 2023, we purchased short-term investments of $8,599,121 and received gross proceeds from the sale of short-term investments of $14,745,000. Additionally, we received $64,538 in cash upon initial consolidation of variable interest entities and purchased property and equipment amounting to $49,485.

Cash Flows from Financing Activities

Net cash provided by (used in) financing activities totaled $2,394,971 and $(398,284) for the years ended December 31, 2024 and 2023, respectively.

During the year ended December 31, 2024, we received $559,251 from the sale of common stock, net, received $974,198 from the sale of subsidiary common stock, net, and received $861,522 from the sale of pre-funded warrants.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of December 31, 2024, the end of the period covered by this Annual Report on Form 10-K, have concluded that our disclosure controls and procedures were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

As of December 31, 2024, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework - 2013. Based on this assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting was not effective because it identified a material weakness. A material weakness is a significant deficiency or a combination of significant deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

ITEM 9B. OTHER INFORMATION

During our last fiscal quarter ended December 31, 2024, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and positions of our executive officers and directors.

NAME	AGE	POSITION
Darin Myman	60	Chief Executive Officer and Chairman
Peter Shelus	41	Chief Technology Officer and Director
Brett Blumberg	46	Chief Financial Officer
Wayne Linsley	68	Director
Joseph Nelson	41	Director
Carly Luogameno	36	Director

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

Insider Trading Policy

We have adopted an insider trading policy governing the purchase, sale and/or any other disposition of the Company’s securities and material non-public information that is reasonable designed to promote compliance with insider trading laws, rules, regulations and applicable Nasdaq standards. Our insider trading policy applies to the Company’s directors, officers, employees of the Company and any other persons, such as consultants, contractors, temporary staff, family members, and controlled entities who have access to material nonpublic information or are designated by the Company as subject to such policy. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Code of Business and Ethics Conduct

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

Changes in Nominating Procedures

None.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth for the year ended December 31, 2024 and 2023, the compensation awarded to, paid to, or earned by, our Chief Executive Officer and two other most highly compensated executive officers, whose total compensation during such years exceeded $100,000. We refer to these officers as our “named executive officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)[1]	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Darin Myman	2024	$450,000	$300,000	$-	$-	$-	$-	$-	$750,000
Chief Executive Officer	2023	$450,000	$300,000	$-	$-	$-	$-	$-	$750,000

Brett Blumberg	2024	$60,000	-	-	$-	-	$-	-	$60,000
Chief Financial Officer	2023	$60,000	-	-	$-	-	$-	-	$75,543

Peter Shelus	2024	$275,000	$-	$-	$-	$-	$-	$-	$275,000
Chief Technology Officer	2023	$275,000	$-	$-	$-	$-	$-	$-	$275,000

(1)	As required by SEC rules, the amounts in this column reflect the grant date or modification date fair value as required by FASB ASC Topic 718. A discussion of the assumptions and methodologies used to calculate these amounts is contained in the notes to our financial statements under “Shareholders’ Deficit”.

Outstanding Equity Awards at December 31, 2024

The following table provides information regarding option awards held by each of our named executive officers that were outstanding as of December 31, 2024.

	STOCK AWARDS							Equity Incentive Plan	Equity Incentive Plan Awards:
Name	Number of Securities Underlying Unexercised options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that Have not Vested ($)	Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($)
Darin Myman	25,000	—	—	350.00	9/28/2026	—	—	—	—
Brett Blumberg	5,000	—	—	15.00	9/06/2028	—	—	—	—

Non-Employee Director Compensation

The following table presents the total compensation for each person who served as a non-employee member of our Board of Directors and received compensation for such service during the fiscal year ended December 31, 2024. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our Board of Directors in 2024.

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Joseph Nelson	36,000	0	0	0	0	0	36,000
Carly Luogameno	36,000	0	0	0	0	0	36,000
Wayne Linsley	60,000	0	0	0	0	0	60,000

(1)	As required by SEC rules, the amounts in this column reflect the grant date or modification date fair value as required by FASB ASC Topic 718. A discussion of the assumptions and methodologies used to calculate these amounts is contained in the notes to our financial statements under “Shareholders’ Deficit”.

Equity Award Grant Timing

We do not have a written policy in place regarding the timing of the grant and issuance of stock options in relation to the release of material non-public information. Historically, we have granted stock option awards on an annual basis and as may otherwise be deemed appropriate by our Board or compensation committee from time to time based on the facts and circumstances, as applicable. We have not intentionally timed the grant of stock options in anticipation of the release of material nonpublic information, nor have we intentionally timed the release of material nonpublic information based on stock option grant dates. During fiscal year 2024, we did not grant stock options (or similar awards) to any of our named executive officers during the period beginning four business days before and ending one business day after the filing of any Company periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of any Company Form 8-K that disclosed any material non-public information.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of shares of our common stock as of March 26, 2025 by (i) each person known to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our directors and named executive officers as a group. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

Name(1)	Shares	Percentage(2)
Darin Myman (3)	200,000	4.65%
Peter Shelus	100,000	2.34%
Brett Blumberg (4)	5,000	*	%
Wayne D. Linsley (5)	7,500	*	%
Joseph Nelson (5)	7,500	*	%
Carly Luogameno (5)	7,500	*	%
All Director, Director Nominees, Named Executive Officers and Named Executive Officer Nominees as a group (6 persons)	327,500	7.64%

*	Represents beneficial ownership of less than 1%.

(1)	The address of each holder listed below, except as otherwise indicated, is 204 Neilson Street, New Brunswick, New Jersey 08901.

(2)	The calculation in this column is based upon 4,276,274 shares of common stock outstanding on March 24, 2025. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the subject securities. Shares of common stock that are currently exercisable or convertible within 60 days of March 26, 2025 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage beneficial ownership of such person, but are not treated as outstanding for the purpose of computing the percentage beneficial ownership of any other person.

(3)	Includes 25,000 vested stock options.

(4)	Includes 5,000 vested stock options.

(5)	Includes 7,500 vested stock options.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2024.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holder	114,570	$126.92	485,430
Equity compensation plans not approved by security holder	—	—	—
Total	114,570	$126.92	485,430

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions during our fiscal years ended December 31, 2024 and 2023 to which we have been a party, including transactions in which the amount involved in the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described elsewhere in this Annual Report on Form 10-K. We are not otherwise a party to a current related party transaction, and no transaction is currently proposed, in which the amount of the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which a related person had or will have a direct or indirect material interest.

Transactions with Related Persons

Except as described below and except for employment arrangements which are described under “executive compensation,” since January 1, 2019, there has not been, nor is there currently proposed, any transaction in which we are or were a participant, the amount involved exceeds the lesser of $120,000 or 1% of the average of the total assets at December 31, 2024 and 2023, and any of our directors, executive officers, holders of more than 5% of our common stock or any immediate family member of any of the foregoing had or will have a direct or indirect material interest.

On January 10, 2024, VR Interactive LLC (“VR Interactive”), a company 45% owned by Darin Myman, the Company’s CEO and 3.75% owned by Peter Shelus, the Company’s chief technology officer and director, purchased 8,000,000 shares of RPM Interactive from the Metabizz shareholders for cash amounting to $120,000. Mr. Myman is a partner in VR Interactive. Upon purchase of the shares, VR Interactive, a related party, became a 25% non-controlling interest in RPM Interactive.].

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed by Salberg & Company, P.A. for the year ended December 31, 2024, and 2023:

	2024	2023
Audit Fees	$91,200	$78,600
Audit Related Fees	$10,900	$–
Tax Fees	$–	$–
All Other Fees	$–	$–
Total	$102,100	$78,600

Audit Fees: Audit fees consist of fees billed for the professional services rendered to us for the audit of our annual consolidated financial statements for the years ended December 31, 2024 and 2023, reviews of the quarterly financial statements during the periods, the issuance of consent and comfort letters in connection with registration statement filings, and all other services that are normally provided by the accounting firm in connection with statutory and regulatory filings and engagements.

2024 and 2023 audit fees include approximately $91,200 and $78,600, respectively, in Salberg & Company, P.A. fees in connection with the audits and quarterly reviews for the year ended December 31, 2023.

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

Pre-Approval Policies and Procedures

In accordance with Sarbanes-Oxley, our audit committee charter requires the audit committee to pre-approve all audit and permitted non-audit services provided by our independent registered public accounting firm, including the review and approval in advance of our independent registered public accounting firm’s annual engagement letter and the proposed fees contained therein. The audit committee has the ability to delegate the authority to pre-approve non-audit services to one or more designated members of the audit committee. If such authority is delegated, such delegated members of the audit committee must report to the full audit committee at the next audit committee meeting all items pre-approved by such delegated members. In the fiscal years ended December 31, 2024 and 2023 all of the services performed by our independent registered public accounting firm were pre-approved by the audit committee.

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

(b)	Exhibits

The following documents are included as exhibits to this report.

Exhibit Number	Title of Document
3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Form S-1 filed on July 2, 2021)
3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Form S-1/A filed on August 9, 2021)
3.3	Amendment No.1 to Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on October 26, 2022)
3.4	Certificate of Designation of Series A Preferred Stock (Incorporated by reference to Exhibit 3.3 to the Company’s Form S-1/A filed on August 9, 2021)
3.5	Certificate of Designation of Series B Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 7, 2023)
3.6	Certificate of Amendment to Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.4 to the Company’s Form S-1/A filed on August 9, 2021)
3.7	Certificate of Change to Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.5 to the Company’s Form S-1/A filed on August 9 2021)
3.8	Certificate of Change to Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 19, 2023)
3.9	Certificate of Correction to Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on November 13, 2023)
3.10	Certificate of Change to Amended and Restated Articles of Incorporation (Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 28, 2023)
4.1	Form of Series A Warrant Agent Agreement including Form of Series A Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Form S-1/A filed on August 9, 2021)
4.2	Form of Representative’s Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Form S-1/A filed on August 9, 2021)
4.3	Form of Stock Certificate (Incorporated by reference to Exhibit 4.3 to the Company’s Form S-1/A filed on August 9, 2021)
4.4	2021 Equity Incentive Plan and forms of award agreements thereunder (Incorporated by reference to Exhibit 10.2 to the Company’s Form S-1/A filed on August 9, 2021)
4.5	Amended and Restated 2021 Omnibus Equity Incentive Plan (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2023)
4.6	Underwriting Agreement dated January 16, 2024 between DatChat, Inc. and EF Hutton LLC (Incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed on January 19, 2024)
4.7	Form of Pre-Funded Warrant (included as Exhibit A to Exhibit 1.1) (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on January 19, 2024)
4.8*	Description of Registrant’s Securities
10.1+	Employment Agreement between the Company and Brett Blumberg (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 16, 2022)
10.2	Form of Subscription and Investment Representation Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 7, 2023)
19.1*	DatChat Inc. Insider Trading Policy
21.1	Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Company’s Form 10-K filed on March 29, 2024)
23.1*	Consent of Salberg & Company, P.A.
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	DatChat, Inc. Clawback Policy (Incorporated by reference to Exhibit 97.1 to the Company’s Form 10-K filed on March 29, 2024)
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File - the cover page of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024 is formatted in Inline XBRL

*	Filed herewith.
+	Indicates a management contract or any compensatory plan, contract or arrangement.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of March, 2025.

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

Signature	Title	Date

/s/ Darin Myman	Chief Executive Officer and Director	March 28, 2025
Darin Myman	(Principal Executive Officer)

/s/ Brett Blumberg	Chief Financial Officer	March 28, 2025
Brett Blumberg	(Principal Financial and Accounting Officer)

/s/ Peter Shelus	Chief Technology Officer and Director	March 28, 2025
Peter Shelus

/s/ Wayne D. Linsley	Director	March 28, 2025
Wayne D. Linsley

/s/ Joseph Nelson	Director	March 28, 2025
Joseph Nelson

/s/ Carly Luogameno	Director	March 28, 2025
Carly Luogameno

DATCHAT, INC. AND SUBSIDIARIES AND CONSOLIDATED ENTITIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:

DatChat, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of DatChat, Inc. and subsidiaries and consolidated entities (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

2295 NW Corporate Blvd., Suite 240 ● Boca Raton, FL 33431-7326

Phone: (561) 995-8270 ● Toll Free: (866) CPA-8500 ● Fax: (561) 995-1920

www.salbergco.com ● info@salbergco.com

Member National Association of Certified Valuation Analysts ● Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide ● Member AICPA Center for Audit Quality

Accounting Treatment of Non-Controlling Interests

As described in footnote 2 to the consolidated financial statements, the Company entered into several transactions in 2024 that involved the equity of its subsidiary RPM Interactive, Inc. (the “subsidiary”) which created interests in the subsidiary to be accounted for as non-controlling interests. Additionally, to properly allocate the net loss of the subsidiary to non-controlling interests, management had to allocate certain shared expenses from the parent entity to the subsidiary. The determination of the date to initially start accounting for non-controlling interests and the dates and method to record additional initial non-controlling interests, and the method and accuracy of the allocation of shared expenses involved management’s analysis, judgments and estimates which were complex and subjective.

We identified the above determinations as a critical audit matter. Auditing management’s analysis, judgments and estimates regarding the above determinations was especially challenging.

The primary procedures we performed to address this critical audit matter included (a) reviewed authoritative and interpretive literature about non-controlling interests, (b) audited management’s analysis as to when to start, when to update, and how to record initial non-controlling interests, (c) assessed the reasonableness of the shared expenses allocation method selected by management and (d) audited the mathematical accuracy of the allocation of the shared expenses. We agreed with management’s conclusions.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2023.

Boca Raton, Florida

March 28, 2025

DATCHAT, INC. AND SUBSIDIARIES AND CONSOLIDATED ENTITIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,196,699	$953,362
Short-term investments, at fair value	2,952,512	5,236,781
Accounts receivable	207	183
Prepaid expenses	138,604	185,675

Total Current Assets	4,288,022	6,376,001

N0N-CURRENT ASSETS:
Property and equipment, net	33,436	56,565
Internal-use software	1,050,000	-
Operating lease right-of-use asset, net	-	73,977

Total Non-current Assets	1,083,436	130,542

Total Assets	$5,371,458	$6,506,543

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$630,223	$322,762
Operating lease liability	-	83,674
Contract liabilities	88	118

Total Current Liabilities	630,311	406,554

Total Liabilities	630,311	406,554

Commitments and Contingencies (Note 8)

STOCKHOLDERS’ EQUITY:
Preferred stock ($0.0001 par value; 20,000,000 shares authorized)
Series A Preferred stock ($0.0001 Par Value; 1 Share designated; none issued and outstanding on December 31, 2024 and 2023)	-	-
Series B Preferred stock ($0.0001 Par Value; 2,000,000 Share designated; 2,000,000 issued and outstanding on December 31, 2024 and 2023)	200	200
Common stock ($0.0001 par value; 180,000,000 shares authorized; 3,076,274 and 2,103,321 shares issued and 3,009,329 and 2,036,376 shares outstanding on December 31, 2024 and 2023, respectively)	308	210
Common stock to be issued (139 shares on December 31, 2024 and 2023)	-	-
Additional paid-in capital	59,649,645	54,597,083
Treasury stock, at cost (66,945 shares on December 31, 2024 and 2023)	(397,969)	(397,969)
Accumulated other comprehensive gain	-	34,553
Accumulated deficit	(52,373,248)	(48,134,088)
Total DatChat, Inc. Stockholders’ Equity	6,878,936	6,099,989
Noncontrolling interest	(2,137,789)	-

Total Stockholders’ Equity	4,741,147	6,099,989

Total Liabilities and Stockholders’ Equity	$5,371,458	$6,506,543

See accompanying notes to consolidated financial statements.

DATCHAT, INC. AND SUBSIDIARIES AND CONSOLIDATED ENTITIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended
	December 31,
	2024	2023

NET REVENUES	$436	$672

OPERATING EXPENSES:
Compensation and related expenses	2,320,127	4,760,180
Marketing and advertising expenses	128,656	388,444
Professional and consulting expenses	1,031,898	1,324,640
Research and development expense	857,668	1,351,415
General and administrative expenses	942,990	892,972
Impairment loss on property and equipment	-	43,671
Impairment loss on digital currencies and other digital assets	-	23,381

Total operating expenses	5,281,339	8,784,703

LOSS FROM OPERATIONS	(5,280,903)	(8,784,031)

OTHER INCOME (EXPENSES):
Interest income, net	268,754	384,098
Gain on initial consolidation of variable interest entities	-	42,737
Gain on deconsolidation of variable interest entities	107	-
Foreign currency exchange loss	(12,965)	(102)
Realized loss on short-term investments	-	(47,672)

Total other income (expenses), net	255,896	379,061

NET LOSS	(5,025,007)	(8,404,970)

Net loss of subsidiary attributable to noncontrolling interest	785,847	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(4,239,160)	$(8,404,970)

COMPREHENSIVE LOSS:
Net loss	$(5,025,007)	$(8,404,970)

Other comprehensive (loss) gain:
Unrealized gain on short-term investments	-	47,518
Unrealized foreign currency translation gain (loss)	12,965	(12,965)

Comprehensive loss	$(5,012,042)	$(8,370,417)

NET LOSS PER COMMON SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Basic and diluted	$(1.43)	$(4.14)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	2,958,821	2,028,584

See accompanying notes to consolidated financial statements.

DATCHAT, INC. AND SUBSIDIARIES AND CONSOLIDATED ENTITIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

										Accumulated
	Series B Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid-in	Treasury Stock		Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Gain (Loss)	Deficit	Interest	Equity
Balance, December 31, 2022	-	$-	2,059,717	$206	139	$-	$52,285,488	-	$-	$-	$(39,729,118)	$-	$12,556,576

Accretion of stock based compensation in connection with stock option grants	-	-	-	-	-	-	2,002,777	-	-	-	-	-	2,002,777

Accretion of stock-based professional fees in connection with stock option grants and shares	-	-	-	-	-	-	108,022	-	-	-	-	-	108,022

Issuance of common stock for professional services	-	-	34,102	3	-	-	199,997	-	-	-	-	-	200,000

Purchase of treasury stock	-	-	-	-	-	-	-	66,945	(397,969)	-	-	-	(397,969)

Accumulated other comprehensive gain	-	-	-	-	-	-	-	-	-	34,553	-	-	34,553

Sale of Series B preferred stock	2,000,000	200	-	-	-	-	800	-	-	-	-	-	1,000

Rounding for reverse split	-	-	9,502	1	-	-	(1)	-	-	-	-	-	-

Net loss for the period	-	-	-	-	-	-	-	-	-	-	(8,404,970)	-	(8,404,970)
Balance, December 31, 2023	2,000,000	200	2,103,321	210	139	-	54,597,083	66,945	(397,969)	34,553	(48,134,088)	-	6,099,989

Accretion of stock based compensation in connection with stock option grants	-	-	-	-	-	-	16,816	-	-	-	-	-	16,816

Accretion of stock-based professional fees in connection with stock option grants	-	-	-	-	-	-	49,764	-	-	-	-	-	49,764

Issuance of common shares in subsidiary for services	-	-	-	-	-	-	22,500	-	-	-	-	-	22,500

Issuance of common shares in subsidiary for cash	-	-	-	-	-	-	974,198	-	-	-	-	-	974,198

Issuance of common stock for cash, net of allocated offering costs of $149,248	-	-	382,972	39	-	-	559,212	-	-	-	-	-	559,251

Sale of pre-funded warrants, net of allocated offering costs of $229,918	-	-	-	-	-	-	861,522	-	-	-	-	-	861,522

Cashless exercise of pre-funded warrants	-	-	589,981	59	-	-	(59)	-	-	-	-	-	-

Issuance of subsidiary common stock for asset acquisition	-	-	-	-	-	-	1,050,000	-	-	-	-	-	1,050,000

Initial recording and changes in noncontrolling interest from RPM Interactive ownership changes	-	-	-	-	-	-	1,518,609	-	-	-	-	(1,351,942)	166,667

Accumulated other comprehensive loss	-	-	-	-	-	-	-	-	-	(34,553)	-	-	(34,553)

Net loss for the period	-	-	-	-	-	-	-	-	-	-	(4,239,160)	(785,847)	(5,025,007)
Balance, December 31, 2024	2,000,000	$200	3,076,274	$308	139	$-	$59,649,645	66,945	$(397,969)	$-	$(52,373,248)	$(2,137,789)	$4,741,147

See accompanying notes to consolidated financial statements.

DATCHAT, INC. AND SUBSIDIARIES AND CONSOLIDATED ENTITIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,025,007)	$(8,404,970)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,129	28,943
Amortization of right of use asset	73,977	60,549
Stock-based compensation	16,816	2,002,777
Stock-based professional fees	106,484	251,302
Stock-based professional fees - Dragon Interactive	22,500	-
Gain from initial consolidation of variable interest entities	-	(42,737)
Gain on deconsolidation of variable interest entities	(107)	-
Foreign currency exchange loss	12,965	102
Non-cash research and development expense	166,667	-
Impairment loss on property and equipment	-	43,671
Impairment loss on digital currencies and other digital assets	-	23,381
Accrued interest included in short-term investments	-	(374,817)
Unrealized loss on short-term investments	-	47,672
Changes in operating assets and liabilities:
Accounts receivable	(24)	201
Prepaid expenses	(9,649)	5,797
Accounts payable and accrued expenses	307,568	(103,741)
Contract liabilities	(30)	(68)
Operating lease liability	(83,674)	(67,339)

NET CASH USED IN OPERATING ACTIVITIES	(4,388,385)	(6,529,277)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of short-term investments	13,004,039	14,745,000
Purchase of short-term investments, net	(10,767,288)	(8,599,121)
Purchase of property and equipment	-	(49,485)
Increase in cash from consolidation of variable interest entities	-	64,538

NET CASH PROVIDED BY INVESTING ACTIVITIES	2,236,751	6,160,932

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of related party advances	-	(1,315)
Proceeds from sale of Series B preferred stock	-	1,000
Proceeds from sale of common stock, net	559,251	-
Proceeds from sale of subsidiary common stock	974,198	-
Proceeds from sale of pre-funded warrants	861,522	-
Purchase of treasury stock	-	(397,969)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,394,971	(398,284)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	243,337	(766,629)

Effect of exchange rate changes on cash	-	(12,965)

CASH AND CASH EQUIVALENTS - beginning of year	953,362	1,732,956

CASH AND CASH EQUIVALENTS - end of year	$1,196,699	$953,362

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Initial recording and changes in noncontrolling interest deficit	$1,351,942	$-
Common stock issued for future services	$-	$200,000
Acquisition of intangible assets for common stock of subsidiary	$1,050,000	$-

See accompanying notes to consolidated financial statements.

DATCHAT, INC. AND SUBSIDIARIES AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

NOTE 1 – ORGANIZATION

Organization

DatChat, Inc. (the “Company”) was incorporated in the State of Nevada on December 4, 2014 under the name of YssUp, Inc. On March 4, 2015, the Company’s corporate name was changed to Dat Chat, Inc. In August 2016, the Board of Directors of the Company approved to change the name of the Company from Dat Chat, Inc. to DatChat, Inc. The Company established a fiscal year end of December 31. The Company is a cybersecurity and social media company that not only focuses on protecting privacy on personal devices but also protects user information after it is shared with others. The Company’s flagship product, DatChat Messenger & Private Social Network, is a privacy platform and mobile application that gives users the ability to communicate with the privacy and protection they deserve. Recently, the Company has expanded its business and product offerings to include the development of Myseum, a social network and multi-media storage platform for consumers and enterprises.

On June 16, 2022, the Company formed a majority owned subsidiary, RPM Interactive, Inc. under the name SmarterVerse, Inc., a company incorporated under the laws of the State of Nevada (“RPM Interactive”). On February 14, 2024, RPM Interactive filed a Certificate of Amendment with the State of Nevada to change its name from SmarterVerse, Inc. to Dragon Interactive Corporation. On August 7, 2024, RPM Interactive filed a Certificate of Amendment with the State of Nevada to change its name from Dragon Interactive Corporation to Dragon Interact, Inc. On November 21, 2024, RPM Interactive filed a Certificate of Amendment with the State of Nevada to change its name from Dragon Interact, Inc. to RPM Interactive, Inc.

On February 14, 2023, RPM Interactive entered into a subscription agreement with Metabizz, LLC. In connection with the subscription agreement, RPM Interactive sold Metabizz, LLC 8,000,000 shares of its common stock for $800, which was 40% of the issued and outstanding common shares of RPM Interactive. On October 2, 2023, pursuant to the Stock Purchase Agreement, RPM Interactive issued the Company an additional 12,000,000 shares of its common stock for $500,000.

On January 10, 2024, VR Interactive LLC (“VR Interactive”), a company 45% owned by Darin Myman, the Company’s CEO and 3.75% owned by Peter Shelus, the Company’s chief technology officer and director, purchased 8,000,000 shares of RPM Interactive from the Metabizz shareholders. Mr. Myman is a partner in VR Interactive. Therefore, VR Interactive, a related party, became a 25% non-controlling interest in RPM Interactive.

On February 14, 2023, based on the Company’s analysis, Metabizz, LLC and Metabizz SAS were determined to be variable interest entities (see below). Metabizz, LLC and Metabizz SAS were formed by a group of technology professionals to provide programming services only to RPM Interactive. One of the founders of Metabizz, LLC was the chief technology officer of RPM Interactive. On March 31, 2024, based on the Company’s analysis, the Company deconsolidated Metabizz, LLC and Metabizz SAS. During the three months ended March 31, 2024, the Company ceased doing business with Metabizz, LLC and Metabizz SAS and pays technology professionals directly.

On August 27, 2024, the Company entered into an Asset Purchase Agreement with Judaopta LLC, a Delaware limited liability company (the “Seller”), pursuant to which it acquired from Seller (i) certain software (the “RenAI Software”), which consists of an artificial intelligence (AI) tool designed used for media library organization with the ability to tag and rename images for PC and MAC devices using AI with integration to Gemini, OpenAI and Claude and (ii) certain domain names (the “Assets”) in consideration for the transfer by the Company of 8,000,000 restricted shares of common stock of RPM Interactive.

On October 29, 2024 (the “Closing Date” and measurement date), RPM Interactive, the Company’s subsidiary, entered into and closed on a Share Exchange Agreement (the “Share Exchange Agreement”) with (i) RPM Interactive, Inc., a private Florida corporation incorporated on August 23, 2024 (“RPM Florida”); and (ii) the shareholders of RPM Florida. Pursuant to the Share Exchange Agreement, RPM Interactive acquired 100% of the shares of RPM Florida in exchange for 3,500,000 shares of RPM Interactive’s common stock. RPM Florida is a web publishing company that leverages generative AI systems to offer consumers entertaining gaming apps and podcasting offerings in the sports, finance, entertainment and politics categories (See Note 5).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

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

The Company consolidates its subsidiaries that are wholly-owned and majority owned, and entities that are variable interest entities (“VIE”) where the Company is determined to be the primary beneficiary. The Company’s consolidated financial statements include the accounts of the parent entity. DatChat, Inc., its wholly-owned subsidiary, DatChat Patents II, LLC, and RPM Interactive, which was a majority-owned subsidiary through August 27, 2024 and became a VIE after August 27, 2024, and VIE entities, Metabizz, LLC and Metabizz SAS through March 31, 2024, at which date the Metabizz VIE entities were deconsolidated. All intercompany accounts and transactions have been eliminated in consolidation.

DATCHAT, INC. AND SUBSIDIARIES AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

On March 31, 2024, based on the Company’s analysis, the Company deconsolidated Metabizz, LLC and Metabizz SAS. On or prior to March 31, 2024, the Company ceased doing business with Metabizz, LLC and Metabizz SAS and now pays technology professionals directly. In connection with the deconsolidation of Metabizz, LLC and Metabizz SAS, during the year ended December 31, 2024, the Company recorded a gain on deconsolidation of $107.

Noncontrolling interests

The Company follows ASC Topic 810, “Consolidation,” governing the accounting for and reporting of noncontrolling interests (“NCI”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCI be treated as a separate component of equity, not as a liability, that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than as step acquisitions or dilution gains or losses, and that losses of a partially-owned consolidated subsidiary be allocated to noncontrolling interests even when such allocation might result in a deficit balance. The net loss attributed to NCI was separately designated in the accompanying consolidated statements of operations and comprehensive loss. Losses attributable to NCI in a subsidiary may exceed a NCI’s interests in the subsidiary’s equity. The excess attributable to NCI is attributed to those interests. NCI shall continue to be attributed their share of losses even if that attribution results in a deficit NCI balance.

The Company allocates certain corporate common expenses to its subsidiaries based on the ratio of direct subsidiary expenses to total consolidated expenses. Management believes that this allocation method is reasonable.

The Company accounts for its noncontrolling interest in RPM Interactive in accordance with ASC Topic 810-10-45, which requires the Company to present noncontrolling interests as a separate component of total shareholders’ equity on the consolidated balance sheets and the consolidated net loss attributable to its noncontrolling interest be clearly identified and presented on the face of the consolidated statements of operations. Through January 10, 2024, the date that VR Interactive purchased 8,000,000 shares of RPM Interactive from Metabizz LLC, any noncontrolling interest eliminated in consolidation. Because this change in ownership moved from a consolidated entity (the VIE entities) to a nonconsolidated entity (VR Interactive), subsequent to January 10, 2024 the Company ceased eliminating the noncontrolling interest in consolidation and recorded an initial negative noncontrolling interest in total equity for the portion of equity ownership not attributable to DatChat based on the minority interest holders’ ownership interest in the carrying value of RPM Interactive’s equity. Due to the issuance of common shares by RPM Interactive, during the year ended December 31, 2024, the Company recorded aggregate initial negative noncontrolling interest of $1,351,942 in total equity for the portion of additional equity ownership not attributable to the Company based on the minority interest holders’ ownership interest in the carrying value of RPM Interactive’s equity. The Company also allocated $785,847 of the net loss of the subsidiary to noncontrolling interest resulting in a total noncontrolling interest deficit of $2,137,789 as of December 31, 2024.

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

Based on the Company’s analysis, on February 14, 2023, Metabizz, LLC, a Florida corporation, and Metabizz SAS, a company incorporated under the laws of Columbia (collectively “Metabizz”), were determined to be VIE entities in accordance with ASC 810-10-25-22 because the equity owners in Metabizz did not have the characteristics of a controlling financial interest and the initial equity investments in these entities may be or are insufficient to meet or sustain its operations without additional subordinated financial support from DatChat. The equity owners of Metabizz had only a nominal equity investment at risk, and the Company absorbed or received a majority of the entity’s expected losses or benefits. The Company participated significantly in the design of Metabizz. The Company has provided working capital advances to Metabizz to allow Metabizz to fund its day-to-day obligations. Substantially all of the activities of Metabizz were conducted for the Company’s benefit, as evidenced by the fact that the operations of Metabizz consisted of development of software and technologies to be used by RPM Interactive and the Company provided working capital to Metabizz to pay employees and independent contractors to perform the development services on behalf of the Company. Repayment of the working capital advances is not guaranteed by the equity owner of Metabizz and creditors of Metabizz do not have recourse against the Company. Accordingly, the Company was required to consolidate the assets, liabilities, revenues and expenses of Metabizz using the fair value method. Additionally, the managing partner of Metabizz was also the Chief Innovation Officer of RPM Interactive. Since Metabizz, LLC and Metabizz SAS were considered VIE’s, any noncontrolling interest eliminated in consolidation. In connection with the initial consolidation of Metabizz, on February 14, 2023 (the initial consolidation date), the Company recorded a gain on initial consolidation of variable interest entities of $42,737.

On March 31, 2024, based on the Company’s analysis, the Company deconsolidated Metabizz, LLC and Metabizz SAS. During the three months ended March 31, 2024, the Company ceased doing business with Metabizz, LLC and Metabizz SAS and will pay technology professionals directly. In connection with the deconsolidation of Metabizz, LLC and Metabizz SAS, during the year ended December 31, 2024, the Company recorded a gain on deconsolidation of $107.

DATCHAT, INC. AND SUBSIDIARIES AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

Immediately following the August 27, 2024 Asset Purchase Agreement with the Seller (See Note 1), the Company owned 46.7% of RPM Interactive. Based on the Company’s analysis, on August 27, 2024, the Company determined that RPM Interactive met the definition of a VIE under the VIE model, which provides for situations in which control may be demonstrated other than by the possession of voting rights in RPM Interactive. Based on Company’s analysis, the Company continues to have the power to direct the activities of RPM Interactive that most significantly impact RPM Interactive’s economic performance and the obligation to absorb losses of RPM Interactive that could potentially be significant to RPM Interactive or the right to receive benefits from RPM Interactive that could potentially be significant to RPM Interactive. As of December 31, 2024, the Company retains approximately 39.7% ownership of RPM Interactive.

The Company’s consolidated balance sheets included the following assets and liabilities from its VIEs:

	December 31,	December 31,
	2024	2023
Cash	$429,714	$5,862
Prepaid expenses	16,956	-
Intangible assets, net	1,050,000	-
Total assets	$1,496,670	$5,862

Due to DatChat (eliminates in consolidation)	$4,990,706	$1,023,746
Accounts payable and accrued expenses	26,845	-
Total liabilities	$5,017,551	$1,023,746

Liquidity

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. As of December 31, 2024, we had cash and cash equivalents of $1,196,699, short-term investments of $2,952,512, and working capital of $3,657,711. Short-term investments include U.S. Treasury zero coupon bills that are all highly rated and have initial maturities between four and twelve months. Additionally, on January 8, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional investors pursuant to which the Company agreed to sell to such investors 1,200,000 shares of common stock of the Company at a purchase price of $4.25 per share of Common Stock (the “Offering”). The closing of the sales of these securities under the Purchase Agreement took place on January 9, 2025 and the Company received net proceeds of $4,537,000 (See Note 10). Net cash used in operations was $4,388,385 for the year ended December 31, 2024. Until such time that the Company implements its growth strategy, it expects to continue to generate operating losses in the foreseeable future, mostly due to corporate overhead, research and development, and costs of being a public company. The Company believes that its existing working capital of $3,657,711 plus cash raised in 2025 of $4,537,000 will provide sufficient cash to enable the Company to meet its operating needs and debt requirements for the next twelve months from the issuance date of this report.

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

Cash and cash equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company’s account at this institution is insured by the FDIC up to $250,000. On December 31, 2024 and 2023, the Company had cash in excess of FDIC limits of approximately $524,000 and $446,000, respectively. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits. Any material loss that the Company may experience in the future could have an adverse effect on its ability to pay its operational expenses or make other payments and may require the Company to move its cash to other high quality financial institutions.

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

DATCHAT, INC. AND SUBSIDIARIES AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

The following table represents the Company’s fair value hierarchy of its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023.

	December 31, 2024			December 31, 2023
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Short-term investments	$2,952,512	$-	$-	$5,236,781	$-	$-

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

An impairment loss may be recognized when the decline in fair value of the debt securities is determined to be other-than-temporary. The Company evaluates its investments for other-than-temporary declines in fair value below the cost-basis each quarter, or whenever events or changes in circumstances indicate that the cost basis of the short-term investments may not be recoverable. The evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below the cost basis, as well as adverse conditions related specifically to the security, such as any changes to the credit rating of the security and the intent to sell or whether the Company will more likely than not be required to sell the security before recovery of its amortized cost basis.

Accounts receivable

The Company recognizes an allowance for losses on accounts receivable and notes receivable in an amount equal to the estimated probable losses net of recoveries under the current expected credit loss method. The allowance is based on an analysis of historical bad debt experience, current receivables aging and expected future write-offs, as well as an assessment of specific identifiable customer accounts and notes receivable considered at risk or uncollectible. On January 1, 2023, the Company adopted ASC 326, “Financial Instruments - Credit Losses”. In accordance with ASC 326, an allowance is maintained for estimated forward-looking losses resulting from the possible inability of customers to make the required payments (current expected losses). The amount of the allowance is determined principally on the basis of past collection experience and known financial factors regarding specific customers. The expense associated with the allowance for doubtful accounts on accounts receivable is recognized in general and administrative expenses. As of December 31, 2024 and 2023, accounts receivable amounted to $207 and $183, respectively, and for the years ended December 31, 2024 and 2023, the Company did not recognize any bad debt expense.

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

DATCHAT, INC. AND SUBSIDIARIES AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

The Company determines the fair value of its digital currencies and other digital assets on a nonrecurring basis in accordance with ASC 820, Fair Value Measurement, based on quoted prices on the active exchange(s) that it has determined is the principal market for Ethereum (Level 1 inputs) and other digital assets. The Company performs an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted prices on active exchanges, indicate that it is more likely than not that its digital assets are impaired. In determining if an impairment has occurred, the Company considers the lowest market price quoted on an active exchange since acquiring the respective digital asset. If the then current carrying value of a digital asset exceeds the fair value, an impairment loss has occurred with respect to those digital assets in the amount equal to the difference between their carrying values and the fair value. The impaired digital assets are written down to their fair value at the time of impairment and this new cost basis will not be adjusted upward for any subsequent increase in fair value. Gains are not recorded until realized upon sale, at which point they are presented net of any impairment losses for the same digital assets held. In determining the gain or loss to be recognized upon sale, the Company calculates the difference between the sales price and carrying value of the digital assets sold immediately prior to sale. Impairment losses and gains or losses on sales are recognized within operating expenses in the consolidated statements of operations. During the years ended December 31, 2024 and 2023, the Company recorded an impairment loss of $0 and $23,381, respectively, which consists of the impairment of virtual real estate and digital currencies. Based on the Company’s impairment analysis, the decrease in value of the virtual real estate and digital currencies, which was based on the lowest market price quoted on an active exchange, was deemed to be other than temporary. Additionally, the Company determined that it will not utilize its virtual real estate.

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

Capitalized internal-use software costs

The Company capitalizes costs to develop or purchase internal-use software in accordance with ASC section 350-40, Intangibles — Goodwill and Other — Internal-Use Software. Costs incurred to develop internal-use software are expensed as incurred during the preliminary project stage. Internal-use software development costs are capitalized upon purchase and during the application development stage, which is after: (i) the preliminary project stage is completed; and (ii) management authorizes and commits to funding the project and it is probable the project will be completed and used to perform the function intended. Capitalization ceases at the point the software project is substantially complete and ready for its intended use, and after all substantial testing is completed. Upgrades and enhancements are capitalized if it is probable that those expenditures will result in additional functionality. Amortization is provided for on a straight-line basis over the expected useful life of the internal-use software development costs and related upgrades and enhancements. When existing software is replaced with new software, the unamortized costs of the old software are expensed when the new software is ready for its intended use. During the years ended December 31, 2024 and 2023, software development costs incurred internally, other than purchased software, were expensed since the Company’s software development projects were in the preliminary project stage. Such costs were included in research and development costs on the accompanying consolidated statement of operations.

DATCHAT, INC. AND SUBSIDIARIES AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

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

The Company recognizes revenues from subscription fees on the Company’s messaging application in the month they are earned. Annual and lifetime subscription payments received that are related to future periods are recorded as deferred revenue to be recognized as revenues over the contract term or period. Lifetime subscriptions are being recognized to revenues over the estimated useful life of the subscription of 12 months. During the years ended December 31 2024 and 2023, all of the Company’s revenue was generated from subscription revenues.

Research and development

Research and development costs incurred in the development of the Company’s products are expensed as incurred and include costs such as outside development costs, salaries and other allocated costs incurred. During the years ended December 31, 2024 and 2023, research and development costs incurred in the development of the Company’s software products were $857,668 and $1,351,415, respectively. Research and development costs are included in research and development expense on the accompanying consolidated statements of operations.

On August 27, 2024, the Company entered into an Asset Purchase Agreement with Judaopta LLC, a Delaware limited liability company (the “Seller”), pursuant to which it acquired from Seller (i) certain software (the “RenAI Software”), which consists of an artificial intelligence (AI) tool designed used for media library organization with the ability to tag and rename images for PC and MAC devices using AI with integration to Gemini, OpenAI and Claude and (ii) certain domain names (the “Assets”) in consideration for the transfer by the Company of 8,000,000 restricted shares of common stock of RPM Interactive. In connection with this asset acquisition, the Company recorded research and development expense of $166,667 since the Company is still in the development stage and spends most of its time and efforts planning, raising capital, and performing research and development and accordingly, the recoverability of the cost was not certain. Research and development expense was calculated as follows:

Amount
Fair value of 8,000,000 shares RPM Interactive shares transferred based on recent sales of RPM Interactive shares at $0.30 per share	$2,400,000

Less: gain recognized as difference between fair value of 8,000,000 shares calculated above and allocated costs of investment in RPM Interactive and included in research and development	(2,233,333)

Research and development expense recorded, net	$166,667

DATCHAT, INC. AND SUBSIDIARIES AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

Advertising costs

The Company applies ASC 720 “Other Expenses” to account for advertising related costs. Pursuant to ASC 720-35-25-1, the Company expenses advertising costs as they are incurred. Advertising costs were $128,656 and $388,444 for the years ended December 31, 2024 and 2023, respectively, and are included in marketing and advertising expenses on the consolidated statements of operations.

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

DATCHAT, INC. AND SUBSIDIARIES AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. Except for Metabizz SAS, the functional currency of the Company is the U.S. dollar. The functional currency of the Company’s VIE, Metabizz SAS, is the Columbian Peso (“COP”). For Metabizz SAS, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. The cumulative translation adjustment and effect of exchange rate changes on cash for the years ended December 31, 2024 and 2023 was $0 and $12,965, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency included in the results of operations as incurred. On March 31, 2024, based on the Company’s analysis, the Company deconsolidated Metabizz SAS (See Note 1).

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

	December 31,
	2024	2023
Common stock equivalents:
Common stock warrants	67,385	67,385
Common stock options	114,570	158,670
Total	181,955	226,055

Segment reporting

The Company operates as a single operating segment as a technology-based company that is developing social media applications and technologies. In accordance with ASC 280 – “Segment Reporting”, the Company’s chief operating decision maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similarities in economic characteristics such as nature of services; and procurement processes. All revenues and expenses as reflected in the accompanying consolidated statements of operations and comprehensive loss are allocated to the one segment.

Reclassification

Certain line items on the consolidated statements of operations and comprehensive loss and statements of cash flows for the year ended December 31, 2023 have been reclassified to conform to the current period presentation. For the year ended December 31, 2023, on the consolidated statement of operations and comprehensive loss, realized gain on short-term investments of $374,817 was reclassified to interest income. Additionally, for the year ended December 31, 2023, on the consolidated statement of cash flows, realized gain on short-term investments of $374,817 was reclassified to accrued interest included in short-term investments. These reclassifications did not change the Company’s reported net loss or comprehensive loss or net cash used in operating activities on the consolidated statement of cash flows for the ended December 31, 2023.

DATCHAT, INC. AND SUBSIDIARIES AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

Recent accounting pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires entities to provide more detailed disaggregation of expenses in the income statement, focusing on the nature of the expenses rather than their function. The new disclosures will require entities to separately present expenses for significant line items, including but not limited to, depreciation, amortization, and employee compensation. Entities will also be required to provide a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, disclose the total amount of selling expenses and, in annual reporting periods, provide a definition of what constitutes selling expenses. This pronouncement is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company does not expect the adoption of this new guidance to have a material impact on the consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on its consolidated financial statements.

NOTE 3 – SHORT-TERM INVESTMENTS

On December 31, 2024 and 2023, the Company’s short-term investments consisted of the following:

	December 31, 2024			December 31, 2023
	Cost	Unrealized Gain	Fair Value	Cost	Unrealized Gain	Fair Value
US Treasury zero coupon bills	$2,952,512	$-	$2,952,512	$5,189,263	$47,518	$5,236,781
Total short-term investments	$2,952,512	$-	$2,952,512	$5,189,263	$47,518	$5,236,781

As of December 31, 2024, short-term investments mature between January 2025 and November 2025.

NOTE 4 – PROPERTY AND EQUIPMENT

On December 31, 2024 and 2023, property and equipment consisted of the following:

	Useful life	December 31, 2024	December 31, 2023
Furniture and fixture	5 years	$56,575	$56,575
Computer equipment	3 – 5 years	39,590	39,590
Leasehold improvements	3 years	4,350	4,350
		100,515	100,515
Less: accumulated depreciation		(67,079)	(43,950)
		$33,436	$56,565

For the year ended December 31, 2024 and 2023, depreciation of property and equipment amounted to $23,129 and $28,943, respectively.

NOTE 5 – INTERNAL-USE SOFTWARE

As of December 31, 2024 and 2023, internal-use softwares, net consists of the following:

	Useful Life (Years)	December 31, 2024	December 31, 2023
Internal-use software	3 Years	$1,050,000	$-
Less accumulated amortization		-	-
Internal-use software, net		$1,050,000	$-

DATCHAT, INC. AND SUBSIDIARIES AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

On October 29, 2024 (the “Closing Date” and measurement date), RPM Interactive entered into and closed on a Share Exchange Agreement (the “Share Exchange Agreement”) with (i) RPM Florida and (ii) the shareholders of RPM Florida (See Note 1). Pursuant to the Share Exchange Agreement, RPM Interactive acquired 100% of the shares of RPM Florida in exchange for 3,500,000 shares of RPM Interactive’s common stock. RPM Florida is a web publishing company that leverages generative AI systems to offer consumers entertaining gaming apps and podcasting offerings in the sports, finance, entertainment and politics categories. These shares were valued at $1,050,000, or $0.30 per share, on the measurement date based on recent sales of shares of RPM Interactive’s common stock. Pursuant to ASU 2017-01 and ASC 805, RPM Interactive analyzed the Exchange Agreement and the business of RPM Florida to determine if RPM Interactive acquired a business or acquired assets. Other than owning certain in-development internal-use software, RPM Florida had no operations or no employees and was not considered a business. Based on this analysis, it was determined that RPM Interactive acquired an asset. No goodwill was recorded since the Exchange Agreement was accounted for as an asset purchase. In accordance with ASC 805, the fair value of the assets acquired is based on either the fair value of the consideration given or the fair value of the assets acquired, whichever is more clearly evident, and thus, more reliably measurable. RPM Interactive used the market price of the 3,500,000 common shares issued of $1,050,000 as the fair value of the assets acquired since this value was more clearly evident, and thus, more reliable measurable than the fair value of the assets. This acquisition was treated as an asset acquisition under ASC 805 “Business Combinations” since RPM Interactive did not meet the definition of a business under ASC 805. ASC 805 requires the use of the relative fair value method for asset acquisitions to allocate the purchase price, however, since only a single internal-use software asset was acquired, the entire purchase price shall be allocated to this asset.

For the years ended December 31, 2024 and 2023, amortization of intangible assets amounted to $0. The internal-use software has not yet been placed in service as of December 31, 2024.

NOTE 6 – OPERATING LEASE RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

In January 2019, the Company renewed and extended the term of its lease facility for a three-year period from January 2019 to December 2021 starting with a monthly base rent of $2,567 plus a pro rata share of operating expenses beginning January 2019. The base rent was subject to annual increases beginning the 2nd and 3rd lease year as defined in the lease agreement. In addition to the monthly base rent, the Company is charged separately for common area maintenance which is considered a non-lease component. These non-lease component payments are expensed as incurred and are not included in operating lease assets or liabilities. On August 27, 2021, the Company entered into an amendment agreement with the same landlord to modify the facility lease to relocate and increase the square footage of the lease premises. The lease term commenced on October 1, 2021 with a new monthly base rent of $7,156 plus a pro rata share of operating expenses beginning January 2022 and the lease expired on December 31, 2024. The base rent was subject to a 3% annual increase beginning in the 2nd and 3rd lease year as defined in the amended lease agreement. For the years ended December 31, 2024 and 2023, rent expense amounted to $90,955 and $95,310, respectively, and were included in general and administrative expenses. As of the date of this report, the Company has not renewed the lease and is leasing on a month-to-month basis. The Company does not record ROU assets or lease liabilities for short-term leases that have a term of twelve months or less at lease commencement, The Company can vacate the premises without any disruption and find alternative space, if needed.

On August 27, 2021, upon the execution of the amendment agreement, the Company recorded right-of-use assets and operating lease liabilities of $198,898 calculated using an incremental borrowing rate is 18.0% (based on historical borrowing rates).

Right-of- use assets are summarized below:

	December 31, 2024	December 31, 2023
Office lease	$198,898	$198,898
Less accumulated amortization	(198,898)	(124,921)
Right-of-use asset, net	$-	$73,977

Operating lease liabilities are summarized below:

	December 31, 2024	December 31, 2023
Office lease	$198,898	$198,898
Reduction of lease liability	(198,898)	(115,224)
Total lease liability	-	83,674
Less: current portion	-	83,674
Long term portion of lease liability	$-	$-

DATCHAT, INC. AND SUBSIDIARIES AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

NOTE 7 – RELATED PARTY TRANSACTIONS

Due to Related Party

The Company’s officer, Mr. Darin Myman, from time to time, provided advances to the Company for working capital purposes. During the year ended December 31, 2023, the Company repaid $1,315 of advances. On December 31, 2024 and 2023, the Company had no payable to the officer.

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

Other

See Note 9 for Employment Agreement with the Company’s chief executive officer, Darin Myman.

During the years ended December 31, 2024 and 2023, the wife of the Company’s chief executive officer was employed as an executive secretary and earned $72,000 and $72,000, respectively.

On January 10, 2024, VR Interactive LLC (“VR Interactive”), a company 45% owned by Darin Myman, the Company’s CEO and 3.75% owned by Peter Shelus, the Company’s chief technology officer and director, purchased 8,000,000 shares of RPM Interactive from the Metabizz shareholders for cash amounting to $120,000. Mr. Myman is a partner in VR Interactive. Therefore, VR Interactive, a related party, became a 25% non-controlling interest in RPM Interactive.

NOTE 8 – STOCKHOLDERS’ EQUITY

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

2021 Omnibus Equity Incentive Plan

On July 26, 2021, the Company adopted the 2021 Omnibus Equity Incentive Plan (the “2021 Equity Plan”) and authorized the reservation of 200,000 shares of common stock for future issuances under the 2021 Equity Plan. The 2021 Equity Plan provides that the Company may grant options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards or any combination of the foregoing. On December 19, 2022, the Company held its 2022 annual meeting of stockholders, and the shareholders approved to amend the 2021 Equity Plan to increase the number of shares reserved for issuances thereunder to 300,000 shares from 200,000. On November 10, 2023, the board of directors of the Company approved the adoption of the Amended and Restated 2021 Equity Plan, the sole purpose of which was to remove any inadvertent references to the Company being a Delaware corporation or the 2021 Equity Plan being governed under Delaware law and to properly state that the Company is a Nevada corporation and that the 2021 Equity Plan is governed by Nevada law. On December 13, 2024, the Company held its 2024 annual meeting of stockholders, and the shareholders approved to amend the 2021 Equity Plan to increase the number of shares reserved for issuances thereunder to 600,000 shares from 300,000.

DATCHAT, INC. AND SUBSIDIARIES AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

Preferred Stock

Series A Preferred Stock

In August 2016, the Company designated one share of Series A Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), which has a stated value equal to $1.00 as may be adjusted for any stock dividends, combinations or splits. Each one (1) share of the Series A Preferred Stock shall have voting rights equal to (x) the total issued and outstanding Common Stock eligible to vote at the time of the respective vote divided by (y) forty-nine one hundredths (0.49) minus (z) the total issued and outstanding Common Stock eligible to vote at the time of the respective vote. The Series A Preferred Stock does not convert into securities of the Company. The Series A Preferred Stock does not contain any redemption provision. In the event of liquidation of the Company, the holder of Series A Preferred shall not have any priority or preferences with respect to any distribution of any assets of the Company and shall be entitled to receive equally with the holders of the Company’s common stock. As of December 31, 2024 and 2023, there were no Series A Preferred Stock outstanding.

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

DECEMBER 31, 2024 and 2023

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

During the year ended December 31, 2024, RPM Interactive entered into a Securities Purchase Agreements with institutional and accredited investors, pursuant to which RPM Interactive sold an aggregate of 3,247,326 shares of RPM Interactive’s common stock, par value $0.0001 per share for an aggregate purchase price of $974,198, or $0.30 per share.

2023 Stock Repurchase Plan

On January 6, 2023, the Board of Directors of the Company approved a stock repurchase program authorizing the purchase of up to $2 million of the Company’s common stock (the ”2023 Stock Repurchase Program”). In connection with the 2023 Stock Repurchase Program, during the year ended December 31, 2023, the Company purchased 66,945 shares of its common stock for $397,969, or at an average price of $5.94 per share, which has been reflected as treasury stock on the accompanying consolidated balance sheet on December 31, 2024 and 2023. During the year ended December 31, 2024, the Company did not purchase any treasury shares.

Common Stock Issued for Professional Services

On March 6, 2023, the Company entered into a six-month consulting agreement with an entity for investor relations services. In connection with this consulting agreement, the Company issued 14,300 restricted common shares of the Company to the consultant. These shares vest immediately. These shares were valued at $100,000, or $6.99 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. In connection with this consulting agreement, during the year ended December 31, 2024 and 2023, the Company recorded stock-based professional fees of $0 and $100,000, respectively.

On July 25, 2023, the Company issued 19,802 of its common shares pursuant to a one-year consulting agreement. These shares were valued at $100,000, or a per share price of $5.05, based on the quoted closing price of the Company’s common stock on the measurement date. In connection with these shares, during the years ended December 31, 2024 and 2023, the Company recorded stock-based professional fees of $56,720 and $43,280, respectively.

DATCHAT, INC. AND SUBSIDIARIES AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

On January 25, 2024, RPM Interactive entered into a 9-month consulting agreement with an individual for business development, financial and market due diligence services to be rendered over the term of the agreement. In connection with this consulting agreement, RPM Interactive issued 1,500,000 of its shares for services to be rendered. The RPM Interactive shares were valued at $22,500, or $0.015 per shares, based on the sale of the RPM Interactive shares in a private transaction. In the connection with the issuance of these shares, during the year ended December 31, 2024, the Company recorded stock-based compensation of $22,500.

RPM Interactive Shares Issued for Asset Purchase

On October 29, 2024, in connection with a Share Exchange Agreement, RPM Interactive issued 3,500,000 shares of its common stock for an asset acquisition valued at $1,050,000, or $0.30 per share, on the measurement date based on recent sales of shares of RPM Interactive’s common stock (See Note 5).

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

2024

During the year ended December 31, 2024, accretion of stock-based expense related to stock options, which is net of the reversal of previously recognized stock-based expense due to forfeiture, amounted to $66,580, of which $16,816 was recorded in compensation and related expenses and $49,764 was recorded in professional and consulting expenses as reflected in the consolidated statements of operations.

DATCHAT, INC. AND SUBSIDIARIES AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

As of December 31, 2024, a balance of $994 remains to be expensed over future vesting periods related to unvested stock options issued for services to be expensed over a weighted average period of 0.05 years.

During the year ended December 31, 2023, the stock options were valued at the grant date using a Black-Scholes option pricing model with the following assumptions. The simplified method was used for the expected option term and expected volatility was based on historical volatility:

2023
Dividend rate	-%
Term (in years)	3 years
Volatility	137.0% to 168.0%
Risk—free interest rate	3.96% - 4.73%

The following is a summary of the Company’s stock option activity for the years ended December 31, 2024 and 2023 as presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance on December 31, 2022	160,420	$109.90	3.91
Granted	39,000	13.14	-
Cancelled	(40,750)	35.35	-
Balance on December 31, 2023	158,670	105.30	3.12
Cancelled	(44,100)	49.13	-
Balance on December 31, 2024	114,570	$126.92	2.08
Options exercisable on December 31, 2024	101,695	$138.68	2.01
Weighted average fair value of options granted during the 2024 period		$-

On December 31, 2024, the aggregate intrinsic value of options outstanding was $0.

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

A summary of the Company’s outstanding stock warrants, including 44,252 Series A public warrants, is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance on December 31, 2022	67,385	$49.80	3.65
Cancelled	-
Balance on December 31, 2023	67,385	49.80	2.65
Granted	590,000
Exercised	(590,000)	-	-
Balance on December 31, 2024	67,385	$49.80	1.65
Warrants exercisable on December 31, 2024	67,385	$49.80	1.65

On December 31, 2024, the aggregate intrinsic value of warrants outstanding was $0.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Operating Lease Agreement

See Note 6 for disclosure on the Company’s operating lease for its offices.

DATCHAT, INC. AND SUBSIDIARIES AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

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

During the years ended December 31, 2024 and 2023, the compensation committee of the board of directors of the Company approved and the Company recorded a bonus to the Company’s chief executive officer in the amount of $300,000 and $300,000, respectively.

Ambassador Settlement

Prior to the Company’s IPO, the Company initiated a proposed “Ambassador Program” as a means to reward early investors for being Company brand ambassadors, helping the Company create value by using and letting others know about the Company and its products. However, the program never came to full fruition. In connection with a recent review and evaluation of this initiative, management made a determination regarding the value of what the eligible investors would have received. As a result, the Company made outreach to these investors to provide them with an opportunity to claim their reward payments, and distributions began in January 2025. The maximum estimated total potential distribution under this program is expected to be approximately $86,246. However, the actual distribution amount may be lower if less than all contacted shareholders claim their reward payments. The claim of reward payments has no expiration date. As of December 31, 2024, the Company accrued $76,428 of such claim and recorded settlement expense of $76,428, which is included and general and administrative expenses on the accompanying statement of operation and comprehensive loss.

NOTE 9 – INCOME TAXES

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets on December 31, 2024 and 2023 consist of net operating loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income.

The Company has incurred aggregate net operating losses of approximately $31,494,900 for income tax purposes as of December 31, 2024. The net operating losses carry forward for United States income taxes, which may be available to reduce future years’ taxable income. Management believes that the realization of the benefits from these losses appears unlikely due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset resulting from the net operating losses to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as necessary.

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Income tax benefit at U.S. statutory rate	$(1,055,252)	$(1,765,044)
Income tax benefit – State	(251,250)	(420,248)
Non-deductible expenses	81,214	587,344
Change in valuation allowance	1,225,288	1,597,948
Total provision for income tax	$-	$-

DATCHAT, INC. AND SUBSIDIARIES AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

The Company’s approximate net deferred tax asset on December 31, 2024 and 2023 was as follows:

Deferred Tax Asset:	December 31, 2024	December 31, 2023
Net operating loss carryforward	$8,188,681	$6,963,393
Valuation allowance	(8,188,681)	(6,963,393)
Net deferred tax asset	$-	$-

Of the $31,494,927 of available net operating losses, $1,403,306 begins to expire in 2034 and $30,091,621 which were generated after 2018 can be utilized indefinitely subject to annual usage limitations.

The Company provided a valuation allowance equal to the deferred income tax asset for the years ended December 31, 2024 and 2023 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. The increase in the allowance was $1,225,288 and $1,597,948 in years 2024 and 2023.

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

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2021, 2022, 2023 and 2024 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

NOTE 10 – SUBSEQUENT EVENTS

Sale of Common Shares

On January 8, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional investors, pursuant to which the Company agreed to sell to such investors 1,200,000 shares (the “Shares”) of common stock of the Company (the “Common Stock”), at a purchase price of $4.25 per share of Common Stock (the “Offering”), for gross proceeds from the offering were approximately $5.1 million, prior to deducting placement agent’s fees and other offering expenses payable by the Company. The shares of Common Stock were offered by the Company pursuant to its shelf registration statement on Form S-3 (File No. 333-268058), which was declared effective by the Securities and Exchange Commission on December 6, 2022, a base prospectus dated December 6, 2022 and a prospectus supplement dated January 8, 2025. The closing of the sales of these securities under the Purchase Agreement took place on January 9, 2025 and the Company received net proceeds of $4,537,000 after deducting placement fees and expenses of $563,000. The Company intends to use the net proceeds from the offering for working capital and other general corporate purposes.

On January 7, 2025, the Company entered into an engagement agreement with The Benchmark Company, LLC, as exclusive placement agent (“Benchmark” or the “Placement Agent”), pursuant to which the Placement Agent agreed to act as placement agent on a reasonable “best efforts” basis in connection with the Offering. The Company agreed to pay the Placement Agent an aggregate cash fee equal to 7.0% of the gross proceeds from the sale of securities in the Offering and a non-accountable expense allowance equal to 1.0% of the gross proceeds raised in the Offering. The Company also agreed to issue the Placement Agent (or its designees) a warrant (the “Placement Agent Warrant”) to purchase up to 5% of the aggregate number of shares of Common Stock sold in the offering, or warrants to purchase up to 60,000 shares of Common Stock, at an exercise price equal to 100.0% of the offering price per share of Common Stock, or $4.25 per share. The Placement Agent Warrant is exercisable during the four-and-a-half year period commencing six months after the date of the closing of this Offering. In addition, the Company agreed to pay the Placement Agent $80,000 for legal expenses and other out-of-pocket expenses.

DATCHAT, INC. AND SUBSIDIARIES AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

Executive Bonus

On January 14, 2025, the compensation committee of the board of directors of the Company approved and the Company paid a one-time bonus to the Company’s chief executive officer in the amount of $350,000.

Cancellation of RPM Interactive Shares

On January 14, 2025, the Company agreed to cancel 3,500,000 shares of RPM Common Stock for no consideration.

Stock Options

On January 14, 2025, the Company granted an aggregate of 30,000 options to purchase the Company’s common stock to the Company’s board of directors. The options each have a term of 10 years from the date of grant and are exercisable at an exercise price of $5.50 per share. The options vest in equal 25% installments every 6 months beginning on the 6-month anniversary of the date of grant. The stock options were valued at the grant date using a Black-Scholes option pricing model which will be recognized as stock-based compensation expense over the vesting period.

On January 14, 2025, the Company granted an aggregate of 230,000 options to purchase the Company’s common stock to an officer, employees and consultants of the Company. The options each have a term of 10 years from the date of grant and are exercisable at an exercise price of $5.50 per share. The options vest in equal 25% installments every 6 months beginning on the 6-month anniversary of the date of grant. The stock options were valued at the grant date using a Black-Scholes option pricing model which will be recognized as stock-based compensation expense over the vesting period.

Equity Sales Agreement

On February 10, 2025, the Company entered into a Sales Agreement (the “Sales Agreement”) with The Benchmark Company, LLC (“Benchmark”) to sell shares of the Company’s common shares (the “Shares”) having an aggregate sales price of up to $6,000,000, from time to time, through an “at the market offering” program under which Benchmark will act as sales agent. The sales, if any, of the Shares made under the Sales Agreement will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended.

The Company will pay Benchmark a commission rate equal to 4.0% of the aggregate gross proceeds from each sale of Shares; provided however, that in the event that the amount of Shares sold under the Sales Agreement increases to $1 million or more, then the commission rate will be reduced to 3%. In addition, the Company agreed to provide Benchmark with customary indemnification and contribution rights. The Company will also reimburse Benchmark for certain specified expenses in connection with entering into the Sales Agreement. The Sales Agreement contains customary representations and warranties and conditions to the sale of the Shares pursuant thereto. The Company is not obligated to sell any of the Shares under the Sales Agreement and may at any time suspend solicitation and offers thereunder. The offering of Shares pursuant to the Sales Agreement will terminate on the earlier of (1) the sale, pursuant to the Sales Agreement, of Shares having an aggregate offering price of $6,000,000 and (2) the termination of the Sales Agreement by either us or Benchmark, as permitted therein. The Shares will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-268058) filed by the Company with the SEC on October 28, 2022 and declared effective by the SEC on December 6, 2022.