Form 10-Q
period 2025-03-31
DatChat, Inc.
filed 2025-05-15
CIK 1648960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 13, 2025, there were 4,209,329 shares of common stock, par value $0.0001 per share, outstanding.

DATCHAT, INC.

FORM 10-Q

March 31, 2025

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

Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed throughout our Annual Report on Form 10-K as filed with the SEC on March 31, 2025. Some of the risks, uncertainties and assumptions that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, but are not limited to:

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

The foregoing list sets forth some, but not all, of the factors that could affect our ability to achieve results described in any forward-looking statements. You should read this Quarterly Report on Form 10-Q and the documents that we reference herein and have filed as exhibits our Annual Report on Form 10-K, completely and with the understanding that our actual future results may be materially different from what we expect. You should assume that the information appearing in this Quarterly Report on Form 10-Q is accurate as of the date hereof. Because the risk factors referred to in our Annual Report on Form 10-K, as filed with the SEC on March 31, 2025, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all the information presented in this Quarterly Report on Form 10-Q, and particularly our forward-looking statements, by these cautionary statements.

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DATCHAT, INC. AND SUBSIDIARIES AND CONSOLIDATED ENTITIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,265,478	$1,196,699
Short-term investments, at fair value	5,785,219	2,952,512
Accounts receivable	247	207
Prepaid expenses	154,563	138,604

Total Current Assets	7,205,507	4,288,022

NON-CURRENT ASSETS:
Deferred offering costs	152,500	-
Property and equipment, net	27,895	33,436
Capitalized internal-use software, net	1,122,625	1,050,000

Total Non-current Assets	1,303,020	1,083,436

Total Assets	$8,508,527	$5,371,458

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$699,315	$630,223
Contract liabilities	121	88

Total Current Liabilities	699,436	630,311

Total Liabilities	699,436	630,311

Commitments and Contingencies (Note 9)

STOCKHOLDERS’ EQUITY:
Preferred stock ($0.0001 par value; 20,000,000 shares authorized) Series A Preferred stock ($0.0001 Par Value; 1 Share designated; none issued and outstanding on March 31, 2025 and December 31, 2024)	-	-
Series B Preferred stock ($0.0001 Par Value; 2,000,000 Share designated; 2,000,000 issued and outstanding on March 31, 2025 and December 31, 2024)	200	200
Common stock ($0.0001 par value; 180,000,000 shares authorized; 4,276,274 and 3,076,274 shares issued and 4,209,329 and 3,009,329 shares outstanding on March 31, 2025 and December 31, 2024, respectively)	428	308
Common stock to be issued (139 shares on March 31, 2025 and December 31, 2024)	-	-
Additional paid-in capital	64,525,389	59,649,645
Treasury stock, at cost (66,945 shares on March 31, 2025 and December 31, 2024)	(397,969)	(397,969)
Accumulated deficit	(53,846,444)	(52,373,248)
Total DatChat, Inc. Stockholders’ Equity	10,281,604	6,878,936
Noncontrolling interest	(2,472,513)	(2,137,789)

Total Stockholders’ Equity	7,809,091	4,741,147

Total Liabilities and Stockholders’ Equity	$8,508,527	$5,371,458

See accompanying notes to unaudited consolidated financial statements.

DATCHAT, INC. AND SUBSIDIARIES AND CONSOLIDATED ENTITIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024

NET REVENUES	$83	$131

OPERATING EXPENSES:
Compensation and related expenses	967,280	897,664
Marketing and advertising expenses	38,262	34,717
Professional and consulting expenses	455,484	253,625
Research and development expense	6,000	233,918
General and administrative expenses	193,503	243,626

Total operating expenses	1,660,529	1,663,550

LOSS FROM OPERATIONS	(1,660,446)	(1,663,419)

OTHER INCOME (EXPENSES):
Interest income, net	41,336	114,470
Gain on deconsolidation of variable interest entities	-	107
Foreign currency exchange loss	-	(12,965)

Total other income, net	41,336	101,612

NET LOSS	(1,619,110)	(1,561,807)

Net loss of subsidiary attributable to noncontrolling interest	145,914	423,995

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,473,196)	$(1,137,812)

COMPREHENSIVE LOSS:
Net loss	$(1,619,110)	$(1,561,807)

Other comprehensive gain:
Unrealized foreign currency translation gain	-	12,965

Comprehensive loss	$(1,619,110)	$(1,548,842)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.36)	$(0.41)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	4,089,329	2,806,185

See accompanying notes to unaudited consolidated financial statements.

DATCHAT, INC. AND SUBSIDIARIES AND CONSOLIDATED ENTITIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

										Accumulated
	Series B Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid-in	Treasury Stock		Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Gain (Loss)	Deficit	Interest	Equity

Balance, December 31, 2024	2,000,000	$200	3,076,274	$308	139	$-	$59,649,645	66,945	$(397,969)	$-	$(52,373,248)	$(2,137,789)	4,741,147

Accretion of stock based compensation in connection with stock option grants	-	-	-	-	-	-	155,054	-	-	-	-	-	155,054

Issuance of common stock for cash, net of allocated offering costs of $568,000	-	-	1,200,000	120	-	-	4,531,880	-	-	-	-	-	4,532,000

Initial recording on noncontrolling interest	-	-	-	-	-	-	188,810	-	-	-	-	(188,810)	-

Net loss for the period	-	-	-	-	-	-	-	-	-	-	(1,473,196)	(145,914)	(1,619,110)

Balance, March 31, 2025	2,000,000	$200	4,276,274	$428	139	$-	$64,525,389	66,945	$(397,969)	$-	$(53,846,444)	$(2,472,513)	$7,809,091

										Accumulated
	Series B Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid-in	Treasury Stock		Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Gain (Loss)	Deficit	Interest	Equity

Balance, December 31, 2023	2,000,000	$200	2,103,321	$210	139	$-	$54,597,083	66,945	$(397,969)	$34,553	$(48,134,088)	$-	$6,099,989

Accretion of stock-based compensation in connection with stock option grants	-	-	-	-	-	-	6,695	-	-	-	-	-	6,695

Accretion of stock-based professional fees in connection with stock option grants	-	-	-	-	-	-	22,019	-	-	-	-	-	22,019

Issuance of common shares in subsidiary for services	-	-	-	-	-	-	22,500	-	-	-	-	-	22,500

Issuance of common stock for cash, net of allocated offering costs of $149,248	-	-	382,972	39	-	-	559,212	-	-	-	-	-	559,251

Sale of pre-funded warrants, net of allocated offering costs of $229,919	-	-	-	-	-	-	861,522	-	-	-	-	-	861,522

Cashless exercise of pre-funded warrants	-	-	589,981	59	-	-	(59)	-	-	-	-	-	-

Initial recording on noncontrolling interest	-	-	-	-	-	-	442,361	-	-	-	-	(442,361)	-

Accumulated other comprehensive loss	-	-	-	-	-	-	-	-	-	(34,553)	-	-	(34,553)

Net loss for the period	-	-	-	-	-	-	-	-	-	-	(1,137,812)	(423,995)	(1,561,807)

Balance, March 31, 2024	2,000,000	$200	3,076,274	$308	139	$-	$56,511,333	66,945	$(397,969)	$-	$(49,271,900)	$(866,356)	$5,975,616

See accompanying notes to unaudited consolidated financial statements.

DATCHAT, INC. AND SUBSIDIARIES AND CONSOLIDATED ENTITIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,619,110)	$(1,561,807)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,541	5,782
Amortization of right of use asset	-	17,123
Stock-based compensation	155,054	6,695
Stock-based professional fees	-	52,323
Gain on deconsolidation of variable interest entities	-	(107)
Foreign currency exchange loss	-	12,965
Changes in operating assets and liabilities:
Accounts receivable	(40)	(17)
Prepaid expenses	(15,959)	(52,659)
Accounts payable and accrued expenses	69,092	61,794
Contract liabilities	33	44
Operating lease liability	-	(19,376)

NET CASH USED IN OPERATING ACTIVITIES	(1,405,389)	(1,477,240)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of short-term investments	1,481,603	2,688,668
Purchase of short-term investments, net	(4,314,310)	(3,337,115)
Increase in intangible assets - capitalization of internal-use software	(72,625)	-

NET CASH USED IN INVESTING ACTIVITIES	(2,905,332)	(648,447)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net	4,532,000	559,251
Proceeds from sale of pre-funded warrants	-	861,522
Payment of deferred offering costs	(152,500)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,379,500	1,420,773

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	68,779	(704,914)

Effect of exchange rate changes on cash	-	1,535

CASH AND CASH EQUIVALENTS - beginning of period	1,196,699	953,362

CASH AND CASH EQUIVALENTS - end of period	$1,265,478	$249,983

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$2,831	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Initial recording on noncontrolling interest deficit	$188,810	$442,361

See accompanying notes to unaudited consolidated financial statements.

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 AND 2024

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

On October 29, 2024 (the “Closing Date” and measurement date), RPM Interactive, the Company’s subsidiary, entered into and closed on a Share Exchange Agreement (the “Share Exchange Agreement”) with (i) RPM Interactive, Inc., a private Florida corporation incorporated on August 23, 2024 (“RPM Florida”); and (ii) the shareholders of RPM Florida. Pursuant to the Share Exchange Agreement, RPM Interactive acquired 100% of the shares of RPM Florida in exchange for 3,500,000 shares of RPM Interactive’s common stock. RPM Florida is a web publishing company that leverages generative AI systems to offer consumers entertaining gaming apps and podcasting offerings in the sports, finance, entertainment, and politics categories (See Note 5).

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 AND 2024

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Certain information and note disclosure normally included in financial statements prepared in accordance with U.S. GAAP has been condensed or omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to the financial statements for the year ended December 31, 2024 of the Company which were included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2025.

The Company consolidates its subsidiaries that are wholly-owned and majority owned, and entities that are variable interest entities (“VIE”) where the Company is determined to be the primary beneficiary. The Company’s unaudited consolidated financial statements include the accounts of the parent entity. DatChat, Inc., its wholly-owned subsidiary, DatChat Patents II, LLC, and RPM Interactive, which was a majority-owned subsidiary through August 27, 2024 and became a VIE after August 27, 2024, and VIE entities, Metabizz, LLC and Metabizz SAS through March 31, 2024, at which date the Metabizz VIE entities were deconsolidated. All intercompany accounts and transactions have been eliminated in consolidation.

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

The Company accounts for its noncontrolling interest in RPM Interactive in accordance with ASC Topic 810-10-45, which requires the Company to present noncontrolling interests as a separate component of total shareholders’ equity on the consolidated balance sheets and the consolidated net loss attributable to its noncontrolling interest be clearly identified and presented on the face of the consolidated statements of operations. Through January 10, 2024, the date that VR Interactive purchased 8,000,000 shares of RPM Interactive from Metabizz LLC, any noncontrolling interest eliminated in consolidation. Because this change in ownership moved from a consolidated entity (the VIE entities) to a nonconsolidated entity (VR Interactive), subsequent to January 10, 2024 the Company ceased eliminating the noncontrolling interest in consolidation and recorded an initial negative noncontrolling interest in total equity for the portion of equity ownership not attributable to DatChat based on the minority interest holders’ ownership interest in the carrying value of RPM Interactive’s equity. Due to the issuance of common shares by RPM Interactive, during the three months ended March 31, 2025, the Company recorded aggregate initial negative noncontrolling interest of $188,810 in total equity for the portion of additional equity ownership not attributable to the Company based on the minority interest holders’ ownership interest in the carrying value of RPM Interactive’s equity. The Company also allocated $145,914 of the net loss of the subsidiary to noncontrolling interest during the three months ended March 31, 2025. As a result of changes in RPM Interactive outstanding common stock and the Company’s share of losses of subsidiary since January 2024, aggregate noncontrolling interest deficit amounted to $2,472,513 as of March 31, 2025.

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 AND 2024

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

Based on the Company’s analysis, on February 14, 2023, Metabizz, LLC, a Florida corporation, and Metabizz SAS, a company incorporated under the laws of Columbia (collectively “Metabizz”), were determined to be VIE entities in accordance with ASC 810-10-25-22 because the equity owners in Metabizz did not have the characteristics of a controlling financial interest and the initial equity investments in these entities may be or are insufficient to meet or sustain its operations without additional subordinated financial support from DatChat. The equity owners of Metabizz had only a nominal equity investment at risk, and the Company absorbed or received a majority of the entity’s expected losses or benefits. The Company participated significantly in the design of Metabizz. The Company had provided working capital advances to Metabizz to allow Metabizz to fund its day-to-day obligations. Substantially all of the activities of Metabizz were conducted for the Company’s benefit, as evidenced by the fact that the operations of Metabizz consisted of development of software and technologies to be used by RPM Interactive and the Company provided working capital to Metabizz to pay employees and independent contractors to perform the development services on behalf of the Company. Repayment of the working capital advances is not guaranteed by the equity owner of Metabizz and creditors of Metabizz do not have recourse against the Company. Accordingly, the Company was required to consolidate the assets, liabilities, revenues and expenses of Metabizz using the fair value method. Additionally, the managing partner of Metabizz was also the Chief Innovation Officer of RPM Interactive. Since Metabizz, LLC and Metabizz SAS were considered VIE’s, any noncontrolling interest eliminated in consolidation. On March 31, 2024, based on the Company’s analysis, the Company deconsolidated Metabizz, LLC and Metabizz SAS. During the three months ended March 31, 2024, the Company ceased doing business with Metabizz, LLC and Metabizz SAS and will pay technology professionals directly. In connection with the deconsolidation of Metabizz, LLC and Metabizz SAS, during the three months ended March 31, 2024, the Company recorded a gain on deconsolidation of $107.

Immediately following the August 27, 2024 Asset Purchase Agreement with the Seller (See Note 1), the Company owned 46.7% of RPM Interactive. Based on the Company’s analysis, on August 27, 2024, the Company determined that RPM Interactive met the definition of a VIE under the VIE model, which provides for situations in which control may be demonstrated other than by the possession of voting rights in RPM Interactive. Based on Company’s analysis, the Company continues to have the power to direct the activities of RPM Interactive that most significantly impact RPM Interactive’s economic performance and the obligation to absorb losses of RPM Interactive that could potentially be significant to RPM Interactive or the right to receive benefits from RPM Interactive that could potentially be significant to RPM Interactive. As of March 31, 2025 and December 31, 2024, the Company retains approximately 34.0% and 39.7%

The Company’s consolidated balance sheets included the following assets and liabilities from its VIE:

	March 31,	December 31,
	2025	2024
Cash	$214,810	$429,714
Prepaid expenses	10,981	16,956
Deferred offering costs	102,500	-
Intangible assets, net	1,122,625	1,050,000
Total assets	$1,450,916	$1,496,670

Due to DatChat (eliminates in consolidation)	$5,097,985	$4,990,706
Accounts payable and accrued expenses	100,298	26,845
Total liabilities	$5,198,283	$5,017,551

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 AND 2024

(Unaudited)

Liquidity

The accompanying unaudited consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. As of March 31, 2025, we had cash and cash equivalents of $1,265,478, short-term investments of $5,785,219 and working capital of $6,506,071. Short-term investments include U.S. Treasury zero coupon bills that are all highly rated and have initial maturities between four and twelve months. Additionally, on January 8, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional investors pursuant to which the Company agreed to sell to such investors 1,200,000 shares of common stock of the Company at a purchase price of $4.25 per share of Common Stock (the “Offering”). The closing of the sales of these securities under the Purchase Agreement took place on January 9, 2025 and the Company received net proceeds of $4,532,000 (See Note 8). Net cash used in operations was $1,405,389 for the three months ended March 31, 2025. Until such time that the Company implements its growth strategy, it expects to continue to generate operating losses in the foreseeable future, mostly due to corporate overhead, research and development, and costs of being a public company. The Company believes that its existing working capital and cash on hand will provide sufficient cash to enable the Company to meet its operating needs and debt requirements for the next twelve months from the issuance date of this report.

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

Cash and cash equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company’s account at this institution is insured by the FDIC up to $250,000. On March 31, 2025 and December 31, 2024, the Company had cash in excess of FDIC limits of approximately $705,000 and $524,000, respectively. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits. Any material loss that the Company may experience in the future could have an adverse effect on its ability to pay its operational expenses or make other payments and may require the Company to move its cash to other high quality financial institutions.

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

The following table represents the Company’s fair value hierarchy of its financial assets and liabilities measured at fair value on a recurring basis As of March 31, 2025 and December 31, 2024.

	March 31, 2025			December 31, 2024
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Short-term investments	$5,785,219	$-	$-	$2,952,512	$-	$-

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 AND 2024

(Unaudited)

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

Accounts receivable

The Company recognizes an allowance for losses on accounts receivable and notes receivable in an amount equal to the estimated probable losses net of recoveries under the current expected credit loss method. The allowance is based on an analysis of historical bad debt experience, current receivables aging and expected future write-offs, as well as an assessment of specific identifiable customer accounts and notes receivable considered at risk or uncollectible. On January 1, 2023, the Company adopted ASC 326, “Financial Instruments - Credit Losses”. In accordance with ASC 326, an allowance is maintained for estimated forward-looking losses resulting from the possible inability of customers to make the required payments (current expected losses). The amount of the allowance is determined principally on the basis of past collection experience and known financial factors regarding specific customers. The expense associated with the allowance for doubtful accounts on accounts receivable is recognized in general and administrative expenses. As of March 31, 2025 and December 31, 2024, accounts receivable amounted to $247 and $207, respectively.

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

Capitalized internal-use software costs

The Company capitalizes costs to develop or purchase internal-use software in accordance with ASC section 350-40, Intangibles — Goodwill and Other — Internal-Use Software. Costs incurred to develop internal-use software are expensed as incurred during the preliminary project stage. Internal-use software development costs are capitalized upon purchase and during the application development stage, which is after: (i) the preliminary project stage is completed; and (ii) management authorizes and commits to funding the project and it is probable the project will be completed and used to perform the intended function. Capitalization ceases at the point where the software project is substantially complete and ready for its intended use, and after all substantial testing is completed. Upgrades and enhancements are capitalized if it is probable that those expenditures will result in additional functionality. Amortization is provided for on a straight-line basis over the expected useful life of the internal-use software development costs and related upgrades and enhancements. When the existing software is replaced with new software, the unamortized costs of the old software are expensed when the new software is ready for its intended use.

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 AND 2024

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

Deferred offering costs

The Company has capitalized certain offering costs related to its efforts to raise capital through the sale of its common stock pursuant to an Equity Sales Agreement of $50,000 (see Note 8) and related to the anticipated initial public offering of RPM Interactive shares of $102,500. Deferred offering costs will be deferred until the completion of the private offering, at which time they will be reclassified to additional paid-in capital as a reduction of the offering proceeds. As of March 31, 2025 and December 31, 2024, capitalized deferred offering costs amounted to $152,500 and $0, respectively, which is reflected on the accompanying unaudited consolidated balance sheets.

Revenue recognition

The Company recognizes revenue in accordance with ASC Topic 606 Revenue from Contracts with Customers, which requires revenue to be recognized in a manner that depicts the transfer of goods or services to customers in amounts that reflect the consideration which the entity expects to be entitled in exchange for those goods or services.

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

The Company recognizes revenues from subscription fees from the Company’s messaging application in the month they are earned. Annual and lifetime subscription payments received that are related to future periods are recorded as deferred revenue to be recognized as revenues over the contract term or period. Lifetime subscriptions are being recognized to revenues over the estimated useful life of the subscription of 12 months. During the three months ending March 31, 2025 and 2024, all of the Company’s revenue was generated from subscription revenues.

Research and Development

Research and development costs incurred in the development of the Company’s products are expensed as incurred and include costs such as outside development costs, salaries and other allocated costs incurred. During the three months ending March 31, 2025 and 2024, research and development costs incurred in the development of the Company’s software products were $6,000 and $233,918, respectively. Research and development costs are included in research and development expense on the accompanying unaudited consolidated statements of operations.

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 AND 2024

(Unaudited)

Advertising Costs

The Company applies ASC 720 “Other Expenses” to account for advertising related costs. Pursuant to ASC 720-35-25-1, the Company expenses advertising costs as they are incurred. Advertising costs were $38,262 and $34,717 for the three months ending March 31, 2025 and 2024, respectively. Advertising costs are included in marketing and advertising expenses on the unaudited consolidated statements of operations.

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

MARCH 31, 2025 AND 2024

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

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. Except for Metabizz SAS, the functional currency of the Company is the U.S. dollar. The functional currency of the Company’s VIE, Metabizz SAS, is the Columbian Peso (“COP”). For Metabizz SAS, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. The cumulative translation adjustment and effect of exchange rate changes on cash for the three months ended March 31, 2025 and 2024 was $0 and $1,535, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency included in the results of operations as incurred. On March 31, 2024, based on the Company’s analysis, the Company deconsolidated Metabizz SAS (See Note 1).

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

	March 31,
	2025	2024
Common stock equivalents:
Common stock warrants	67,385	67,385
Common stock options	374,570	141,170
Total	441,955	208,555

Segment reporting

The Company operates as a single operating segment as a technology-based company that is developing social media applications and technologies. In accordance with ASC 280 – “Segment Reporting”, the Company’s chief operating decision maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similarities in economic characteristics such as nature of services; and procurement processes. All revenues and expenses as reflected in the accompanying unaudited consolidated statements of operations and comprehensive loss are allocated to the one segment.

Recent accounting pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires entities to provide more detailed disaggregation of expenses in the income statement, focusing on the nature of the expenses rather than their function. The new disclosures will require entities to separately present expenses for significant line items, including but not limited to, depreciation, amortization, and employee compensation. Entities will also be required to provide a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, disclose the total amount of selling expenses and, in annual reporting periods, provide a definition of what constitutes selling expenses. This pronouncement is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company does not expect the adoption of this new guidance to have a material impact on its consolidated financial statements.

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 AND 2024

(Unaudited)

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on its consolidated financial statements.

NOTE 3 – SHORT-TERM INVESTMENTS

On March 31, 2025 and December 31, 2024, the Company’s short-term investments consisted of the following:

	March 31, 2025			December 31, 2024
	Cost	Unrealized Gain	Fair Value	Cost	Unrealized Gain	Fair Value
US Treasury zero coupon bills	$5,785,219	$-	$5,785,219	$2,952,512	$-	$2,952,512
Total short-term investments	$5,785,219	$-	$5,785,219	$2,952,512	$-	$2,952,512

As of March 31, 2025, short-term investments mature between Apil 2025 to January 2026.

NOTE 4 – PROPERTY AND EQUIPMENT

On March 31, 2025 and December 31, 2024, property and equipment consisted of the following:

	Useful life	March 31, 2025	December 31, 2024
Furniture and fixture	5 years	$56,575	$56,575
Computer equipment	3 – 5 years	39,590	39,590
Leasehold improvements	3 years	4,350	4,350
		100,515	100,515
Less: accumulated depreciation		(72,620)	(67,079)
		$27,895	$33,436

For the three months ended March 31, 2025 and 2024, depreciation of property and equipment amounted to $5,541 and $5,782, respectively.

NOTE 5 – INTERNAL-USE SOFTWARE

As of March 31, 2025 and December 31, 2024, internal-use software, net consists of the following:

	Useful Life (Years)	March 31, 2025	December 31, 2024
Internal-use software	3 Years	$1,122,625	$1,050,000
Less accumulated amortization		-	-
Internal-use software, net		$1,122,625	$1,050,000

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

During the three months ending March 31, 2025, the Company capitalized certain software development costs incurred amounting to $72,625 since the Company’s software development projects were in the application development stage.

For the three months ended March 31, 2025 and 2024, amortization of intangible assets amounted to $0. The internal-use software has not yet been placed in service as of March 31, 2025.

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 AND 2024

(Unaudited)

NOTE 6 – OPERATING LEASE RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

In January 2019, the Company renewed and extended the term of its lease facility for another three-year period from January 2019 to December 2021 starting with a monthly base rent of $2,567 plus a pro rata share of operating expenses beginning January 2019. The base rent was subject to annual increases beginning the 2nd and 3rd lease year as defined in the lease agreement. In addition to the monthly base rent, the Company is charged separately for common area maintenance which is considered a non-lease component. These non-lease component payments are expensed as incurred and are not included in operating lease assets or liabilities. On August 27, 2021, the Company entered into an amendment agreement with the same landlord to modify the facility lease to relocate and increase the square footage of the lease premises. The term of the lease commenced on October 1, 2021 and expired on December 31, 2024 with a new monthly base rent of $7,156 plus a pro rata share of operating expenses beginning January 2022. The base rent was subject to 3% annual increases beginning in the 2nd and 3rd lease year as defined in the amended lease agreement. For the three months ended March 31, 2025 and 2024, rent expense amounted to $25,677 and $22,738, respectively, and were included in general and administrative expenses. As of the date of this report, the Company has not renewed the lease and is leasing on a month-to-month basis. The Company does not record ROU assets or lease liabilities for short-term leases that have a term of twelve months or less at lease commencement, The Company can vacate the premises without any disruption and find alternative space, if needed.

NOTE 7 – RELATED PARTY TRANSACTIONS

See Note 9 for the Employment Agreement with the Company’s chief executive officer, Darin Myman.

During the three months ended March 31, 2025 and 2024, the wife of the Company’s chief executive officer was employed as an executive secretary and earned $18,000 and $18,000, respectively.

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

Preferred Stock

Series A Preferred Stock

In August 2016, the Company designated one share of Series A Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), which has a stated value equal to $1.00 as may be adjusted for any stock dividends, combinations or splits. Each one (1) share of the Series A Preferred Stock shall have voting rights equal to (x) the total issued and outstanding Common Stock eligible to vote at the time of the respective vote divided by (y) forty-nine one hundredths (0.49) minus (z) the total issued and outstanding Common Stock eligible to vote at the time of the respective vote. The Series A Preferred Stock does not convert into securities of the Company. The Series A Preferred Stock does not contain any redemption provision. In the event of liquidation of the Company, the holder of Series A Preferred shall not have any priority or preferences with respect to any distribution of any assets of the Company and shall be entitled to receive equally with the holders of the Company’s common stock. As of March 31, 2025 and December 31, 204, there were no Series A Preferred Stock outstanding.

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 AND 2024

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

2024

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

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 AND 2024

(Unaudited)

2025

Common Stock Sold for Cash

On January 8, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional investors, pursuant to which the Company agreed to sell to such investors 1,200,000 shares (the “Shares”) of common stock of the Company (the “Common Stock”), at a purchase price of $4.25 per share of Common Stock (the “Offering”), for gross proceeds from the offering were $5.1 million, prior to deducting placement agent’s fees and other offering expenses payable by the Company. The shares of Common Stock were offered by the Company pursuant to its shelf registration statement on Form S-3 (File No. 333-268058), which was declared effective by the Securities and Exchange Commission on December 6, 2022, a base prospectus dated December 6, 2022 and a prospectus supplement dated January 8, 2025. The closing of the sales of these securities under the Purchase Agreement took place on January 9, 2025 and the Company received net proceeds of $4,532,000 after deducting placement fees and expenses of $568,000. The Company intends to use the net proceeds from the offering for working capital and other general corporate purposes.

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

The Company will pay Benchmark a commission rate equal to 4.0% of the aggregate gross proceeds from each sale of Shares; provided however, that in the event that the amount of Shares sold under the Sales Agreement increases to $1 million or more, then the commission rate will be reduced to 3%. In addition, the Company agreed to provide Benchmark with customary indemnification and contribution rights. The Company will also reimburse Benchmark for certain specified expenses in connection with entering into the Sales Agreement. The Sales Agreement contains customary representations and warranties and conditions to the sale of the Shares pursuant thereto. The Company is not obligated to sell any of the Shares under the Sales Agreement and may at any time suspend solicitation and offers thereunder. The offering of Shares pursuant to the Sales Agreement will terminate on the earlier of (1) the sale, pursuant to the Sales Agreement, of Shares having an aggregate offering price of $6,000,000 and (2) the termination of the Sales Agreement by either us or Benchmark, as permitted therein. The Shares will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-268058) filed by the Company with the SEC on October 28, 2022 and declared effective by the SEC on December 6, 2022. On March 27, 2025, the Company issued 750,000 shares of its common stock to Benchmark to be held and issued to future investors pursuant to the Sales Agreement. As of March 31, 2025, no proceeds from the sale of these shares have been received.. These shares are not considered issued and outstanding for accounting purposes, Upon the receipt of proceeds from the sale of the common shares, the Company shall record the net proceeds from the sale of such shares to additional paid-in capital. As of March 31, 2025, the Company paid $50,000 of offering costs related to the Sales Agreement, which has been reflected as part of deferred offering costs on the accompanying unaudited consolidated balance sheet as of March 31, 2025 (See Note 2 – Deferred Offering Costs).

2023 Stock Repurchase Plan

On January 6, 2023, the Board of Directors of the Company approved a stock repurchase program authorizing the purchase of up to $2 million of the Company’s common stock (the “2023 Stock Repurchase Program”). In connection with the 2023 Stock Repurchase Program, during the year ended December 31, 2023, the Company purchased 66,945 shares of its common stock for $397,969, or at an average price of $5.94 per share, which has been reflected as treasury stock on the accompanying consolidated balance sheet on March 31, 2025 and December 31, 2024. During the three months ended March 31, 2025 and 2024, the Company did not purchase any treasury shares.

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 AND 2024

(Unaudited)

Common Stock Issued for Professional Services

On July 25, 2023, the Company issued 19,802 of its common shares pursuant to a one-year consulting agreement. These shares were valued at $100,000, or a per share price of $5.05, based on the quoted closing price of the Company’s common stock on the measurement date. In connection with these shares, during the three months ended March 31, 2025 and 2024, the Company recorded stock-based professional fees of $0 and $25,000, respectively.

On January 25, 2024, RPM Interactive entered into a 9-month consulting agreement with an individual for business development, financial and market due diligence services to be rendered over the term of the agreement. In connection with this consulting agreement, RPM Interactive issued 1,500,000 of its shares for services to be rendered. The RPM Interactive shares were valued at $22,500, or $0.015 per shares, based on the sale of the RPM Interactive shares in a private transaction. In the connection with the issuance of these shares, during the three months ended March 31, 2025 and 2024, the Company recorded stock-based compensation of $0 and $5,304, respectively.

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

2025

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

On January 14, 2025, the Company granted an aggregate of 230,000 options to purchase the Company’s common stock to an officer and employees of the Company. The options each have a term of 10 years from the date of grant and are exercisable at an exercise price of $5.50 per share. The options vest in equal 25% installments every 6 months beginning on the 6-month anniversary of the date of grant. The stock options were valued at the grant date using a Black-Scholes option pricing model which will be recognized as stock-based compensation expense over the vesting period.

During the three months ended March 31, 2024, certain employees were terminated and accordingly, 17,500 unvested options were forfeited and $27,031 of previously recognized stock-based compensation was reversed.

During the three months ended March 31, 2025, accretion of stock-based expense related to stock options amounted to $155,054 which was recorded in compensation and related expenses as reflected in the unaudited consolidated statements of operations. During the three months ended March 31, 2024, the Company recognized total stock-based expenses related to stock options of $28,714 of which $6,695 was recorded in compensation and related expenses and $22,019 was recorded in professional and consulting expenses as reflected in the unaudited consolidated statements of operations. As of March 31, 2025, a balance of $1,085,264 remains to be expensed over future vesting periods related to unvested stock options issued for services to be expensed over a weighted average period of 1.79 years.

During the three months ended March 31, 2025, the stock options were valued at the grant date using a Black-Scholes option pricing model with the following assumptions. The simplified method was used for the expected option term and expected volatility was based on historical volatility:

2025
Dividend rate	—%
Term (in years)	6 years
Volatility	182.9%
Risk—free interest rate	4.59%

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 AND 2024

(Unaudited)

The following is a summary of the Company’s stock option activity for the three months ended March 31, 2025 as presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance on December 31, 2024	114,570	$126.92	2.08
Granted	260,000	5.50	-
Balance on March 31, 2025	374,570	$42.64	7.36
Options exercisable on March 31, 2025	114,570	$126.92	1.83
Weighted average fair value of options granted during the 2025 period		$4.77

On March 31, 2025, the aggregate intrinsic value of options outstanding was $0.

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

A summary of the Company’s outstanding stock warrants, including 44,252 Series A public warrants, is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance on December 31, 2024	67,385	$49.80	1.65
Exercised	-	-	-
Balance on March 31, 2025	67,385	49.80	1.40
Warrants exercisable on March 31, 2025	67,385	$49.80	1.40

On March 31, 2025, the aggregate intrinsic value of warrants outstanding was $0.

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 AND 2024

(Unaudited)

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

During the three months ended March 31, 2025 and 2024, the compensation committee of the board of directors of the Company approved and the Company recorded a bonus to the Company’s chief executive officer in the amount of $350,000 and $300,000, respectively.

Ambassador Settlement

Prior to the Company’s IPO, the Company initiated a proposed “Ambassador Program” as a means to reward early investors for being Company brand ambassadors, helping the Company create value by using and letting others know about the Company and its products. However, the program never came to full fruition. In connection with a recent review and evaluation of this initiative, management made a determination regarding the value of what the eligible investors would have received. As a result, the Company made outreach to these investors to provide them with an opportunity to claim their reward payments, and distributions began in January 2025. The maximum estimated total potential distribution under this program is expected to be approximately $86,246. However, the actual distribution amount may be lower if less than all contacted shareholders claim their reward payments. The claim of reward payments has no expiration date. Such claim shall be recorded as settlement expense which is included in general and administrative expenses on the accompanying unaudited statement of operation and comprehensive loss. During the three months ended March 31, 2025, the Company recorded settlement expense of $9,817 and paid settlement expenses of $19,257. As of March 31, 2025 and December 31, 2024, the Company’s accrued balance of such claim was $66,988 and $76,428, respectively, which is included in accounts payable and accrued expenses on the accompanying unaudited consolidated balance sheets.

NOTE 10 – SUBSEQUENT EVENTS

Chief Executive Officer of RPM Interactive

On April 8, 2025, RPM Interactive entered into an employment agreement (the “Matthews Employment Agreement”) with Michael Mathews to serve as the Chief Executive Officer of RPM Interactive, effective upon the closing of RPM Interactive’s initial public offering. Pursuant to the Matthews Employment Agreement, Mr. Mathews shall receive an annual base salary of $300,000 and a New York housing allowance of $7,000 per month. Mr. Matthews may be eligible for an annual discretionary bonus in an amount to be determined by the Board of Directors of RPM Interactive (the “RPM Board”), based on criteria established from time to time by the RPM Board or the Compensation Committee, including the achievement of financial and operational targets, including EBITDA thresholds and other criteria. The Matthews Employment Agreement provides for a one-year initial term and shall automatically renew for additional one-year periods unless either party provides at least thirty (30) days’ written notice of non-renewal prior to the expiration of the then-current term.

In the event Mr. Mathews’ employment is terminated by RPM Interactive without Cause (as defined in the Employment Agreement), by Mr. Mathews for Good Reason (as defined therein), or due to death or Total Disability, he shall be entitled to receive: (i) any accrued but unpaid compensation and vacation pay; (ii) any unreimbursed business expenses; and (iii) six months of base salary continuation. If Mr. Mathews elects continuation of health coverage under COBRA, RPM Interactive will continue to pay its portion of such premiums during the salary continuation period. In addition, any equity awards held by Mr. Mathews shall become fully vested upon a Change in Control or upon a termination by RPM Interactive without Cause or by Mr. Mathews for Good Reason.

DATCHAT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 AND 2024

(Unaudited)

Chief Financial Officer of RPM Interactive

On April 8, 2025, RPM Interactive entered into an employment agreement (the “Linsley Employment Agreement”) with W. David Linsley, pursuant to which Mr. Linsley was appointed as Chief Financial Officer of RPM Interactive, effective upon the closing of RPM Interactive’s initial public offering. Under the Linsley Employment Agreement, Mr. Linsley will receive an annual base salary of $60,000 and may be eligible to receive a discretionary annual bonus, the amount and terms of which shall be determined by the RPM Board in its sole discretion, including financial performance, reporting timeliness, and operational effectiveness. The term of the Lindsley Employment Agreement is for one (1) year from the Effective Date and shall automatically renew for additional one-year terms unless either party provides at least thirty (30) days’ prior written notice of non-renewal.

In the event of termination by RPM Interactive without Cause, by Mr. Linsley for Good Reason, or due to death or Total Disability (as each term is defined in the Employment Agreement), Mr. Linsley is entitled to receive: (i) any accrued but unpaid salary and vacation; (ii) any unreimbursed business expenses; (iii) six months of continued base salary; and (iv) if elected, COBRA premium subsidies for the same period. In addition, in the event of a Change in Control or a qualifying termination, any equity awards previously granted to Mr. Linsley shall become fully vested.

Chief Technology Officer of RPM Interactive

On April 8, 2025 (the “Effective Date”), RPM Interactive entered into an employment agreement (the “Warren Employment Agreement”) with Daniel Warren, pursuant to which Mr. Warren was appointed as Chief Technology Officer of RPM Interactive, effective upon the closing of RPM Interactive’s initial public offering. Under the Warren Employment Agreement, Mr. Warren will receive an annual base salary of $250,000 and is eligible to receive a discretionary annual bonus based on individual and Company performance as determined by the Board of Directors (the “Board”) such as development milestones, technology integration, and platform scalability. The Employment Agreement has an initial term of one (1) year and renews automatically for successive one-year periods unless either party provides at least thirty (30) days’ written notice prior to the expiration of the then-current term.

In the event Mr. Warren’s employment is terminated by RPM Interactive without Cause, by Mr. Warren for Good Reason, or as a result of death or Total Disability, he shall be entitled to: (i) accrued compensation and unused vacation; (ii) reimbursement of unreimbursed expenses; (iii) six months of base salary continuation; and (iv) subsidized COBRA coverage for the salary continuation period. In addition, all unvested equity awards shall become fully vested upon a Change in Control or termination by RPM Interactive without Cause or by Mr. Warren for Good Reason.

Lease

On April 24, 2025, the Company entered into a fourth amendment to its lease that expired on December 31, 2024, whereby the Company relocated to new premises effective on May 1, 2025. Pursuant to the amended lease, the lease term commenced on May 1, 2025 and shall expire on May 31, 2029. Effective May 1, 2025, the Company shall pay a monthly base rent of $6,417. The base rent was subject to 3% annual increases as defined in the lease agreement. In addition to the monthly base rent, the Company is charged separately for common area maintenance which is considered a non-lease component. These non-lease component payments are expensed as incurred and are not included in operating lease assets or liabilities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related notes for the year ended December 31, 2024 included in our Annual Report on Form 10-K filed with the Securities Exchange Commission, or SEC. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q. All amounts in this report are in U.S. dollars, unless otherwise noted.

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

The Habytat

Prior to the acquisition of RPM, we developed and launched, in November 2022, the Habytat, a virtual space that blends real world and virtual realities into one, in real time, using emerging technology like virtual and augmented reality, to create a highly immersive 3D environment. We had further contemplated spinning-off our Habytat platform business into a new standalone public company pursuant to a distribution of the shares. As discussed above, following our acquisition of RPM in October 2024, we ceased our development of the Habytat platform and are evaluating ways to utilize the technology that had been developed by our subsidiary.

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

Capitalized internal-use software costs

We capitalize costs to develop or purchase internal-use software in accordance with ASC section 350-40, Intangibles — Goodwill and Other — Internal-Use Software. Costs incurred to develop internal-use software are expensed as incurred during the preliminary project stage. Internal-use software development costs are capitalized upon purchase and during the application development stage, which is after: (i) the preliminary project stage is completed; and (ii) management authorizes and commits to funding the project and it is probable the project will be completed and used to perform the intended function. Capitalization ceases at the point where the software project is substantially complete and ready for its intended use, and after all substantial testing is completed. Upgrades and enhancements are capitalized if it is probable that those expenditures will result in additional functionality. Amortization is provided for on a straight-line basis over the expected useful life of the internal-use software development costs and related upgrades and enhancements. When the existing software is replaced with new software, the unamortized costs of the old software are expensed when the new software is ready for its intended use. During the three months ending March 31, 2025, we capitalized certain software development costs incurred amounting to $72,625 since the Company’s software development projects were in the application development stage. During the three months ending March 31, 2024, software development costs incurred internally, other than purchased software, were expensed since the Company’s software development projects were in the preliminary project stage. Such costs were included in research and development costs on the accompanying unaudited consolidated statement of operations and comprehensive loss.

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

The Company accounts for its noncontrolling interest in RPM Interactive in accordance with ASC Topic 810-10-45, which requires the Company to present noncontrolling interests as a separate component of total shareholders’ equity on the consolidated balance sheets and the consolidated net loss attributable to its noncontrolling interest be clearly identified and presented on the face of the consolidated statements of operations. Through January 10, 2024, the date that VR Interactive purchased 8,000,000 shares of RPM Interactive from Metabizz LLC, any noncontrolling interest eliminated in consolidation. Because this change in ownership moved from a consolidated entity (the VIE entities) to a nonconsolidated entity (VR Interactive), subsequent to January 10, 2024 the Company ceased eliminating the noncontrolling interest in consolidation and recorded an initial negative noncontrolling interest in total equity for the portion of equity ownership not attributable to DatChat based on the minority interest holders’ ownership interest in the carrying value of RPM Interactive’s equity. Due to the issuance of common shares by RPM Interactive, during the three months ended March 31, 2025, the Company recorded aggregate initial negative noncontrolling interest of $188,810 in total equity for the portion of additional equity ownership not attributable to the Company based on the minority interest holders’ ownership interest in the carrying value of RPM Interactive’s equity. The Company allocated $145,914 of the net loss of the subsidiary to noncontrolling interest during the three months ended March 31, 2025. As a result of changes in RPM Interactive outstanding common stock and the Company’s share of losses of subsidiary since January 2024, aggregate noncontrolling interest deficit amounted to $2,472,513 as of March 31, 2025.

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

On August 27, 2024, the Company entered into an Asset Purchase Agreement with the Seller, pursuant to which it acquired from Seller the Assets (See Note 1) in consideration for the transfer by the Company of 8,000,000 restricted shares of common stock of RPM Interactive. Accordingly, as of September 30, 2024, the Company owned 45.5% of RPM Interactive. On August 27, 2024, based on the Company’s analysis, the Company determined that RPM Interactive met the definition of a VIE under the VIE model, which provides for situations in which control may be demonstrated other than by the possession of voting rights in RPM Interactive. Based on Company’s analysis, the Company continues to have the power to direct the activities of RPM Interactive that most significantly impact RPM Interactive’s economic performance and the obligation to absorb losses of RPM Interactive that could potentially be significant to RPM Interactive or the right to receive benefits from RPM Interactive that could potentially be significant to RPM Interactive. As of March 31, 2025 and December 31, 2024, the Company retained approximately 34.0% and 39.7%

Stock-based compensation

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

Results of Operations

Revenue

During the three months ended March 31, 2025 and 2024, we generated minimal revenues of $83 and $131, respectively, which consisted of subscription revenues.

Operating expenses

For the three months ended March 31, 2025, operating expenses amounted to $1,660,529 as compared to $1,663,550 for the three months ended March 31, 2024, a decrease of $3,021, or 0.2%. For the three months ended March 31, 2025 and 2024, operating expenses consisted of the following:

	Three Months Ended March 31,
	2025	2024
Compensation and related expenses	$967,280	$897,664
Marketing and advertising expenses	38,262	34,717
Professional and consulting expenses	455,484	253,625
Research and development	6,000	233,918
General and administrative expenses	193,503	243,626
Total	$1,660,529	$1,663,550

Compensation and related expenses

Compensation and related expenses include salaries, stock-based compensation, health insurance and other benefits.

During the three months ended March 31, 2025 and 2024, compensation and related expenses amounted to $967,280 and $897,664, respectively, an increase of $69,616, or 7.8%. The increase was attributable to an increase in executive bonus of $350,000, and an increase in stock-based compensation of $148,359 due to the issuance of new stock options, offset by an overall decrease in compensation and other related expenses of $428,743 due to a reduction in staff.

Marketing and advertising expenses

During the three months ended March 31, 2025 and 2024, marketing and advertising expenses amounted to $38,262 and $34,717, respectively, an increase of $3,545, or 10.2%. The increase was primarily due to an increase in promotions, branding and digital marketing strategies and social media ads.

Professional and consulting expenses

During the three months ended March 31, 2025 and 2024, we reported professional and consulting expenses of $455,484 and $253,625, respectively, an increase of $201,859, or 79.6%. The increase was primarily attributable to an increase in investor relations of $77,500, an increase in legal fees of $73,410, an increase in accounting fees of $40,137, an increase in consulting fees – related party of $18,000, and an increase of other professional fees of $1,485, offset by a decrease in aggregate consulting fees of $8,673, which includes a decrease in stock-based consulting fees of $52,323 and an increase in other consulting fees of $43,650.

Research and development expenses

During the three months ended March 31, 2025 and 2024, we incurred $6,000 and $233,918 in research and development expenses, a decrease of $227,918, or 97.4%. Research and development costs were incurred in connection with our Metaverse software development project, including the development of Habytat which is in the preliminary stage. As of March 31, 2025, we ceased development of our Metaverse software.

General and administrative expenses

During the three months ended March 31, 2025 and 2024, general and administrative expenses amounted to $193,503 and $243,626, a decrease of $50,123, or 20.6%. The decrease was primarily attributable to a decrease in computer and internet expenses of $26,517, a decrease in proxy meeting expenses of $19,288, and a decrease in other general and administrative expenses of $4,318.

Loss from Operations

During the three months ended March 31, 2025, loss from operations amounted to $1,660,446 as compared to $1,663,419 during the three months ended March 31, 2024, a decrease of $2,973, or 0.2%.

Other Income (Expense)

Other income (expenses) primarily consisted of interest income, gain on deconsolidation of variable interest entities, and foreign currency exchange loss. During the three months ended March 31, 2025 and 2024, we reported other income, net of $41,336 and $101,612, respectively.

During the three months ended March 31, 2025, other income, net solely consisted of interest income of $41,336. During the three months ended March 31, 2024, other income, net primarily consisted of interest income of $114,470, gain on deconsolidation of variable interest entities of $107, and a foreign currency exchange loss of $12,965.

Net Loss and Net Loss Attributable to Common Shareholders

Due to the foregoing reasons, during the three months ended March 31, 2025 and 2024, our net loss was $1,619,110 and $1,561,807, respectively, an increase of $57,303, or 3.7%. During the three months ended March 31, 2025 and 2024, after adjusting net loss for the net loss of subsidiary attributable to noncontrolling interest of $145,914 and $423,995, respectively, net loss attributable to common shareholders of was $1,473,196, or ($0.36) per common share (basic and diluted) and $1,137,812, or ($0.41) per common share (basic and diluted), respectively, an increase of $335,384, or 29.5%.

Liquidity, Capital Resources and Plan of Operations

As of March 31, 2025, we had cash and cash equivalents of $1,265,478 and short-term investments of $5,785,219. Short-term investments include U.S. Treasury zero coupon bills that are all highly rated and have initial maturities between four and twelve months.

The accompanying unaudited consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. As of March 31, 2025, we had cash and cash equivalents of $1,265,478, short-term investments of $5,785,219, and working capital of $6,506,071. Short-term investments include U.S. Treasury zero coupon bills that are all highly rated and have initial maturities between four and twelve months. On January 8, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional investors pursuant to which the Company agreed to sell to such investors 1,200,000 shares of common stock of the Company at a purchase price of $4.25 per share of Common Stock (the “Offering”). The closing of the sales of these securities under the Purchase Agreement took place on January 9, 2025 and we received net proceeds of $4,532,000. Net cash used in operations was $1,405,389 for the three months ended March 31, 2025. Until such time that the Company implements its growth strategy, it expects to continue to generate operating losses in the foreseeable future, mostly due to corporate overhead, research and development, and costs of being a public company. We believe that our existing working capital and cash on hand will provide sufficient cash to enable the Company to meet its operating needs and debt requirements for the next twelve months from the issuance date of this report.

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

Cash Flow Activities for the Three Months ended March 31, 2025 and 2024

Cash Flows from Operating Activities

Net cash used in operating activities totaled $1,405,389 and $1,477,240 for the three months ended March 31, 2025 and 2024, respectively, a decrease of $71,851.

Net cash flow used in operating activities for the three months ended March 31, 2025 primarily reflected a net loss of $1,619,110 adjusted for the add-back of non-cash items consisting of depreciation and amortization of $5,541, and accretion of stock-based stock option and common stock expense of $155,054, offset by changes in operating assets and liabilities primarily consisting of an increase in prepaid expenses of $15,959, and an increase in accounts payable and accrued expenses of $69,092.

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

Cash Flows from Investing Activities

Net cash used by investing activities amounted to $2,905,332 and $648,447 for the three months ended March 31, 2025 and 2024, respectively.

During the three months ended March 31, 2025, we purchased short-term investments of $4,314,310 and received gross proceeds from the sale of short-term investments of $1,481,603. Additionally, we capitalized internal-use software of $72,625.

During the three months ended March 31, 2024, we purchased short-term investments of $3,337,115 and received gross proceeds from the sale of short-term investments of $2,688,668.

Cash Flows from Financing Activities

Net cash provided by financing activities totaled $4,379,500 and $1,420,773 for the three months ended March 31, 2025 and 2024, respectively.

During the three months ended March 31, 2025, we received $4,532,000 from the sale of common stock, net, and paid deferred offering costs of $152,500.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective As of March 31, 2025.

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

ITEM 1A. RISK FACTORS.

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on March 31, 2025 (“Annual Report”). Except as set forth below, there have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Recent Sales of Unregistered Securities.

None.

(b)	Issuer Purchases of Equity Securities

We did not have any common stock repurchases during the quarterly period ended March 31, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K of the Exchange Act.

ITEM 6. EXHIBITS.

Exhibit No.	Description of Exhibits
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, is formatted in Inline XBRL

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DATCHAT, INC.

Dated: May 15, 2025	/s/ Darin Myman
Darin Myman
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 15, 2025	/s/ Brett Blumberg
Brett Blumberg
Chief Financial Officer
(Principal Financial and Accounting Officer)