Form 10-Q
period 2025-06-30
Myseum, Inc.
filed 2025-08-14
CIK 1648960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 001-40729

MYSEUM, INC.

(Exact name of registrant as specified in its charter)

Nevada	47-2502264
(State or Other Jurisdiction	IRS Employer
of Organization)	Identification Number

204 Neilson Street,
New Brunswick, NJ	08901
(Address of principal executive offices)	(Zip code)

(732) 374-3529
(Registrant’s telephone number, including area code)

DATCHAT, INC.

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	MYSE	The Nasdaq Stock Market LLC
Series A Warrants, each warrant exercisable for one share of Common Stock at an exercise price of $4.98 per share	MYSEW	The Nasdaq Stock Market LLC

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

As of August 14, 2025, there were 4,209,329 shares of common stock, par value $0.0001 per share, outstanding.

MYSEUM, INC.

FORM 10-Q

June 30, 2025

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

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MYSEUM, INC. AND SUBSIDIARIES AND CONSOLIDATED ENTITIES

(FORMERLY DATCHAT, INC.)

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$407,888	$1,196,699
Short-term investments, at fair value	5,306,701	2,952,512
Accounts receivable	220	207
Prepaid expenses	72,346	138,604

Total Current Assets	5,787,155	4,288,022

NON-CURRENT ASSETS:
Deferred offering costs	176,528	-
Property and equipment, net	26,702	33,436
Capitalized internal-use software, net	1,224,641	1,050,000
Operating lease right-of-use asset, net	234,475	-

Total Non-current Assets	1,662,346	1,083,436

Total Assets	$7,449,501	$5,371,458

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$597,651	$630,223
Operating lease liability, current portion	46,502	-
Contract liabilities	105	88

Total Current Liabilities	644,258	630,311

LONG-TERM LIABILITIES:
Operating lease liability, less current portion	194,729	-

Total Long-Term Liabilities	194,729	-

Total Liabilities	838,987	630,311

Commitments and Contingencies (Note 6)

STOCKHOLDERS’ EQUITY:
Preferred stock ($0.0001 par value; 20,000,000 shares authorized)
Series A Preferred stock ($0.0001 Par Value; 1 Share designated; none issued and outstanding on June 30, 2025 and December 31, 2024)	-	-
Series B Preferred stock ($0.0001 Par Value; 2,000,000 Share designated; 2,000,000 issued and outstanding on June 30, 2025 and December 31, 2024)	200	200
Common stock ($0.0001 par value; 180,000,000 shares authorized; 4,276,274 and 3,076,274 shares issued and 4,209,329 and 3,009,329 shares outstanding on June 30, 2025 and December 31, 2024, respectively)	428	308
Common stock to be issued (139 shares on June 30, 2025 and December 31, 2024)	-	-
Additional paid-in capital	64,676,721	59,649,645
Treasury stock, at cost (66,945 shares on June 30, 2025 and December 31, 2024)	(397,969)	(397,969)
Accumulated deficit	(55,063,316)	(52,373,248)
Total Myseum, Inc. Stockholders’ Equity	9,216,064	6,878,936
Noncontrolling interest	(2,605,550)	(2,137,789)

Total Stockholders’ Equity	6,610,514	4,741,147

Total Liabilities and Stockholders’ Equity	$7,449,501	$5,371,458

See accompanying notes to unaudited consolidated financial statements.

MYSEUM, INC. AND SUBSIDIARIES AND CONSOLIDATED ENTITIES

(FORMERLY DATCHAT, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

NET REVENUES	$78	$151	$161	$282

OPERATING EXPENSES:
Compensation and related expenses	679,107	522,596	1,646,387	1,420,260
Marketing and advertising expenses	72,241	32,883	110,503	67,600
Professional and consulting expenses	410,896	250,274	866,380	503,899
Research and development expense	5,000	226,058	11,000	459,976
General and administrative expenses	239,662	235,443	433,165	479,069

Total operating expenses	1,406,906	1,267,254	3,067,435	2,930,804

LOSS FROM OPERATIONS	(1,406,828)	(1,267,103)	(3,067,274)	(2,930,522)

OTHER INCOME (EXPENSES):
Interest income, net	49,639	62,995	90,975	177,465
Gain on deconsolidation of variable interest entities	-	-	-	107
Foreign currency exchange loss	-	-	-	(12,965)

Total other income, net	49,639	62,995	90,975	164,607

NET LOSS	(1,357,189)	(1,204,108)	(2,976,299)	(2,765,915)

Net loss of subsidiary attributable to noncontrolling interest	140,317	220,861	286,231	644,856

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,216,872)	$(983,247)	$(2,690,068)	$(2,121,059)

COMPREHENSIVE LOSS:
Net loss	$(1,357,189)	$(1,204,108)	$(2,976,299)	$(2,765,915)

Other comprehensive gain:
Unrealized foreign currency translation gain	-	-	-	12,965

Comprehensive loss	$(1,357,189)	$(1,204,108)	$(2,976,299)	$(2,752,950)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS PER COMMON SHARE:
Basic and diluted	$(0.29)	$(0.33)	$(0.65)	$(0.73)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	4,209,329	3,009,329	4,149.660	2,907,757

See accompanying notes to unaudited consolidated financial statements.

MYSEUM, INC. AND SUBSIDIARIES AND CONSOLIDATED ENTITIES

(FORMERLY DATCHAT, INC.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

	Series B Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Gain (Loss)	Deficit	Interest	Equity

Balance, December 31, 2024	2,000,000	$200	3,076,274	$308	139	$-	$59,649,645	66,945	$(397,969)	$-	$(52,373,248)	$(2,137,789)	$4,741,147

Accretion of stock based compensation in connection with stock option grants	-	-	-	-	-	-	155,054	-	-	-	-	-	155,054

Issuance of common stock for cash, net of allocated offering costs of $568,000	-	-	1,200,000	120	-	-	4,531,880	-	-	-	-	-	4,532,000

Initial recording on noncontrolling interest	-	-	-	-	-	-	188,810	-	-	-	-	(188,810)	-

Net loss for the period	-	-	-	-	-	-	-	-	-	-	(1,473,196)	(145,914)	(1,619,110)

Balance, March 31, 2025	2,000,000	200	4,276,274	428	139	-	64,525,389	66,945	(397,969)	-	(53,846,444)	(2,472,513)	7,809,091

Accretion of stock based compensation in connection with stock option grants	-	-	-	-	-	-	157,120	-	-	-	-	-	157,120

Accretion of stock based professional fees in connection with stock option grants	-	-	-	-	-	-	1,492	-	-	-	-	-	1,492

Changes in noncontrolling interest	-	-	-	-	-	-	(7,280)	-	-	-	-	7,280	-

Net loss for the period	-	-	-	-	-	-	-	-	-	-	(1,216,872)	(140,317)	(1,357,189)

Balance, June 30, 2025	2,000,000	$200	4,276,274	$428	139	$-	$64,676,721	66,945	$(397,969)	$-	$(55,063,316)	$(2,605,550)	$6,610,514

	Series B Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Gain (Loss)	Deficit	Interest	Equity

Balance, December 31, 2023	2,000,000	$200	2,103,321	$210	139	$-	$54,597,083	66,945	$(397,969)	$34,553	$(48,134,088)	$-	$6,099,989

Accretion of stock-based compensation in connection with stock option grants	-	-	-	-	-	-	6,695	-	-	-	-	-	6,695

Accretion of stock-based professional fees in connection with stock option grants	-	-	-	-	-	-	22,019	-	-	-	-	-	22,019

Issuance of common shares in subsidiary for services	-	-	-	-	-	-	22,500	-	-	-	-	-	22,500

Issuance of common stock for cash, net of allocated offering costs of $149,248	-	-	382,972	39	-	-	559,212	-	-	-	-	-	559,251

Sale of pre-funded warrants, net of allocated offering costs of $229,919	-	-	-	-	-	-	861,522	-	-	-	-	-	861,522

Cashless exercise of pre-funded warrants	-	-	589,981	59	-	-	(59)	-	-	-	-	-	-

Initial recording on noncontrolling interest	-	-	-	-	-	-	442,361	-	-	-	-	(442,361)	-

Accumulated other comprehensive loss	-	-	-	-	-	-	-	-	-	(34,553)	-	-	(34,553)

Net loss for the period	-	-	-	-	-	-	-	-	-	-	(1,137,812)	(423,995)	(1,561,807)

Balance, March 31, 2024	2,000,000	200	3,076,274	308	139	-	56,511,333	66,945	(397,969)	-	(49,271,900)	(866,356)	5,975,616

Accretion of stock-based compensation in connection with stock option grants	-	-	-	-	-	-	3,349	-	-	-	-	-	3,349

Accretion of stock-based professional fees in connection with stock option grants	-	-	-	-	-	-	22,019	-	-	-	-	-	22,019

Issuance of common shares in subsidiary for cash	-	-	-	-	-	-	235,998	-	-	-	-	-	235,998

Net loss for the period	-	-	-	-	-	-	-	-	-	-	(983,247)	(220,861)	(1,204,108)

Balance, June 30, 2024	2,000,000	$200	3,076,274	$308	139	$-	$56,772,699	66,945	$(397,969)	$-	$(50,255,147)	$(1,087,217)	$5,032,874

See accompanying notes to unaudited consolidated financial statements.

MYSEUM, INC. AND SUBSIDIARIES AND CONSOLIDATED ENTITIES

(FORMERLY DATCHAT, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,976,299)	$(2,765,915)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,209	11,565
Amortization of right of use asset	10,318	35,131
Stock-based compensation	312,174	10,044
Stock-based professional fees	1,492	94,038
Stock-based professional fees - RPM Interactive	-	12,616
Gain on deconsolidation of variable interest entities	-	(107)
Foreign currency exchange loss	-	12,965
Changes in operating assets and liabilities:
Accounts receivable	(13)	(9)
Prepaid expenses	66,258	40,207
Accounts payable and accrued expenses	(32,572)	38,693
Contract liabilities	17	25
Operating lease liability	(3,562)	(39,637)

NET CASH USED IN OPERATING ACTIVITIES	(2,610,978)	(2,550,384)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of short-term investments	2,963,546	6,121,770
Purchase of short-term investments, net	(5,317,735)	(5,594,001)
Purchases of property and equipment	(4,475)	-
Increase in intangible assets - capitalization of internal-use software	(174,641)	-

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(2,533,305)	527,769

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net	4,532,000	559,251
Proceeds from sale of subsidiary common stock	-	235,998
Proceeds from sale of pre-funded warrants	-	861,522
Payment of deferred offering costs	(176,528)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,355,472	1,656,771

NET DECREASE IN CASH AND CASH EQUIVALENTS	(788,811)	(365,844)

CASH AND CASH EQUIVALENTS - beginning of period	1,196,699	953,362

CASH AND CASH EQUIVALENTS - end of period	$407,888	$587,518

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$4,250	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Initial recording and changes in noncontrolling interest deficit	$181,530	$442,361
Common stock issued for future sale pursuant to ATM offering	$75	$-
Initial recognition of right-of-use asset and lease liability	$244,793	$-

See accompanying notes to unaudited consolidated financial statements.

MYSEUM, INC. AND SUBSIDIARIES

(FORMERLY DATCHAT, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Myseum, Inc. (the “Company” or “Myseum”) was incorporated in the State of Nevada on December 4, 2014 under the name of YssUp, Inc. On March 4, 2015, the Company’s corporate name was changed to Dat Chat, Inc. In August 2016, the Board of Directors of the Company approved to change the name of the Company from Dat Chat, Inc. to DatChat, Inc. On August 7, 2025, Myseum, the Company filed a Certificate of Amendment to its Amended and Restated Articles of Incorporation (the “Charter Amendment”) with the Secretary of State of the State of Nevada to change the name of the Company to “Myseum, Inc.” The Company established a fiscal year end of December 31. The Company is a cybersecurity and social media company that not only focuses on protecting privacy on personal devices but also protects user information after it is shared with others. The Company’s flagship product, DatChat Messenger & Private Social Network, is a privacy platform and mobile application that gives users the ability to communicate with the privacy and protection they deserve. Recently, the Company has expanded its business and product offerings to include the development of “Myseum”, a social network and multi-media storage platform for consumers and enterprises.

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

MYSEUM, INC. AND SUBSIDIARIES

(FORMERLY DATCHAT, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

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

The Company consolidates its subsidiaries that are wholly-owned and majority owned, and entities that are variable interest entities (“VIE”) where the Company is determined to be the primary beneficiary. The Company’s unaudited consolidated financial statements include the accounts of the parent entity. Myseum, Inc., its wholly-owned subsidiary, DatChat Patents II, LLC, and RPM Interactive, which was a majority-owned subsidiary through August 27, 2024 and became a VIE after August 27, 2024, and VIE entities, Metabizz, LLC and Metabizz SAS through March 31, 2024, at which date the Metabizz VIE entities were deconsolidated. All intercompany accounts and transactions have been eliminated in consolidation.

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

The Company accounts for its noncontrolling interest in RPM Interactive in accordance with ASC Topic 810-10-45, which requires the Company to present noncontrolling interests as a separate component of total shareholders’ equity on the consolidated balance sheets and the consolidated net loss attributable to its noncontrolling interest be clearly identified and presented on the face of the consolidated statements of operations. Through January 10, 2024, the date that VR Interactive purchased 8,000,000 shares of RPM Interactive from Metabizz LLC, any noncontrolling interest eliminated in consolidation. Because this change in ownership moved from a consolidated entity (the VIE entities) to a nonconsolidated entity (VR Interactive), subsequent to January 10, 2024 the Company ceased eliminating the noncontrolling interest in consolidation and recorded an initial negative noncontrolling interest in total equity for the portion of equity ownership not attributable to Myseum based on the minority interest holders’ ownership interest in the carrying value of RPM Interactive’s equity. Due to the cancellation of common shares by RPM Interactive, during the six months ended June 30, 2025, the Company recorded aggregate initial negative noncontrolling interest of $181,530 in total equity for the portion of additional equity ownership not attributable to the Company based on the minority interest holders’ ownership interest in the carrying value of RPM Interactive’s equity. The Company also allocated $286,231 of the net loss of the subsidiary to noncontrolling interest during the six months ended June 30, 2025. As a result of changes in RPM Interactive outstanding common stock and the Company’s share of losses of subsidiary since January 2024, aggregate noncontrolling interest deficit amounted to $2,605,550 as of June 30, 2025.

MYSEUM, INC. AND SUBSIDIARIES

(FORMERLY DATCHAT, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

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

Based on the Company’s analysis, on February 14, 2023, Metabizz, LLC, a Florida corporation, and Metabizz SAS, a company incorporated under the laws of Columbia (collectively “Metabizz”), were determined to be VIE entities in accordance with ASC 810-10-25-22 because the equity owners in Metabizz did not have the characteristics of a controlling financial interest and the initial equity investments in these entities may be or are insufficient to meet or sustain its operations without additional subordinated financial support from Myseum. The equity owners of Metabizz had only a nominal equity investment at risk, and the Company absorbed or received a majority of the entity’s expected losses or benefits. The Company participated significantly in the design of Metabizz. The Company had provided working capital advances to Metabizz to allow Metabizz to fund its day-to-day obligations. Substantially all of the activities of Metabizz were conducted for the Company’s benefit, as evidenced by the fact that the operations of Metabizz consisted of development of software and technologies to be used by RPM Interactive and the Company provided working capital to Metabizz to pay employees and independent contractors to perform the development services on behalf of the Company. Repayment of the working capital advances is not guaranteed by the equity owner of Metabizz and creditors of Metabizz do not have recourse against the Company. Accordingly, the Company was required to consolidate the assets, liabilities, revenues and expenses of Metabizz using the fair value method. Additionally, the managing partner of Metabizz was also the Chief Innovation Officer of RPM Interactive. Since Metabizz, LLC and Metabizz SAS were considered VIE’s, any noncontrolling interest eliminated in consolidation. On March 31, 2024, based on the Company’s analysis, the Company deconsolidated Metabizz, LLC and Metabizz SAS. During the three months ended March 31, 2024, the Company ceased doing business with Metabizz, LLC and Metabizz SAS and will pay technology professionals directly. In connection with the deconsolidation of Metabizz, LLC and Metabizz SAS, during the six months ended June 30, 2024, the Company recorded a gain on deconsolidation of $107.

Immediately following the August 27, 2024 Asset Purchase Agreement with the Seller (See Note 1), the Company owned 46.7% of RPM Interactive. Based on the Company’s analysis, on August 27, 2024, the Company determined that RPM Interactive met the definition of a VIE under the VIE model, which provides for situations in which control may be demonstrated other than by the possession of voting rights in RPM Interactive. Based on Company’s analysis, the Company continues to have the power to direct the activities of RPM Interactive that most significantly impact RPM Interactive’s economic performance and the obligation to absorb losses of RPM Interactive that could potentially be significant to RPM Interactive or the right to receive benefits from RPM Interactive that could potentially be significant to RPM Interactive. As of June 30, 2025 and December 31, 2024, the Company retains approximately 34.0% and 39.7%

The Company’s consolidated balance sheets included the following assets and liabilities from its VIE:

	June 30,	December 31,
	2025	2024
Cash	$3,805	$429,714
Prepaid expenses	5,826	16,956
Deferred offering costs	122,500	-
Intangible assets, net	1,224,641	1,050,000
Total assets	$1,356,772	$1,496,670

Due to Myseum (eliminates in consolidation)	$5,190,352	$4,990,706
Accounts payable and accrued expenses	126,454	26,845
Total liabilities	$5,316,806	$5,017,551

MYSEUM, INC. AND SUBSIDIARIES

(FORMERLY DATCHAT, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

(Unaudited)

Liquidity

The accompanying unaudited consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. As of June 30, 2025, we had cash and cash equivalents of $407,888, short-term investments of $5,306,701 and working capital of $5,142,897. Short-term investments include U.S. Treasury zero coupon bills that are all highly rated and have initial maturities between two and twelve months. Additionally, on January 8, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional investors pursuant to which the Company agreed to sell to such investors 1,200,000 shares of common stock of the Company at a purchase price of $4.25 per share of Common Stock (the “Offering”). The closing of the sales of these securities under the Purchase Agreement took place on January 9, 2025 and the Company received net proceeds of $4,532,000 (See Note 8). Net cash used in operations was $2,610,978 for the six months ended June 30, 2025. Until such time that the Company implements its growth strategy, it expects to continue to generate operating losses in the foreseeable future, mostly due to corporate overhead, research and development, and costs of being a public company. The Company believes that its existing working capital and cash on hand will provide sufficient cash to enable the Company to meet its operating needs and debt requirements for the next twelve months from the issuance date of this report.

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

Cash and cash equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company’s account at this institution is insured by the FDIC up to $250,000. On June 30, 2025 and December 31, 2024, the Company had cash in excess of FDIC limits of approximately $14,000 and $524,000, respectively. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits. Any material loss that the Company may experience in the future could have an adverse effect on its ability to pay its operational expenses or make other payments and may require the Company to move its cash to other high quality financial institutions.

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

The following table represents the Company’s fair value hierarchy of its financial assets and liabilities measured at fair value on a recurring basis As of June 30, 2025 and December 31, 2024.

	June 30, 2025			December 31, 2024
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Short-term investments	$5,306,701	$-	$-	$2,952,512	$-	$-

The Company’s short-term investments are level 1 measurements and are based on redemption value at each date.

MYSEUM, INC. AND SUBSIDIARIES

(FORMERLY DATCHAT, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

(Unaudited)

Short-term investments

The Company’s portfolio of short-term investments consists of marketable debt securities which are comprised solely of highly rated U.S. government securities with maturities of more than two months, but less than one year. The Company classifies these as available-for-sale at purchase date and will reevaluate such designation at each period end date. The Company may sell these marketable debt securities prior to their stated maturities depending upon changing liquidity requirements. These debt securities are classified as current assets in the consolidated balance sheet and recorded at fair value, with unrealized gains or losses included in accumulated other comprehensive gain (loss) and as a component of the consolidated statements of comprehensive loss. Gains and losses are recognized when realized. Gains and losses are determined using the specific identification method and are reported in other income (expense), net in the consolidated statements of operations. Short-term investments are carried at fair value, which is based on quoted market prices for such securities, if available, or is estimated on the basis of quoted market prices of financial instruments with similar characteristics.

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

Accounts receivable

The Company recognizes an allowance for losses on accounts receivable and notes receivable in an amount equal to the estimated probable losses net of recoveries under the current expected credit loss method. The allowance is based on an analysis of historical bad debt experience, current receivables aging and expected future write-offs, as well as an assessment of specific identifiable customer accounts and notes receivable considered at risk or uncollectible. On January 1, 2023, the Company adopted ASC 326, “Financial Instruments - Credit Losses”. In accordance with ASC 326, an allowance is maintained for estimated forward-looking losses resulting from the possible inability of customers to make the required payments (current expected losses). The amount of the allowance is determined principally on the basis of past collection experience and known financial factors regarding specific customers. The expense associated with the allowance for doubtful accounts on accounts receivable is recognized in general and administrative expenses. As of June 30, 2025 and December 31, 2024, accounts receivable amounted to $220 and $207, respectively.

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

MYSEUM, INC. AND SUBSIDIARIES

(FORMERLY DATCHAT, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

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

Deferred offering costs

The Company has capitalized certain offering costs related to its efforts to raise capital through the sale of its common stock pursuant to an Equity Sales Agreement of $54,028 (see Note 8) and related to the anticipated initial public offering of RPM Interactive shares of $122,500.The initial public offering of RPM Interactive is still pending. RPM Interactive filed a registration statement with the SEC which is still under review. Deferred offering costs will be deferred until the completion of the private offering, at which time they will be reclassified to additional paid-in capital as a reduction of the offering proceeds. As of June 30, 2025 and December 31, 2024, capitalized deferred offering costs amounted to $176,528 and $0, respectively, which is reflected on the accompanying unaudited consolidated balance sheets.

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

The Company recognizes revenues from subscription fees from the Company’s messaging application in the month they are earned. Annual and lifetime subscription payments received that are related to future periods are recorded as deferred revenue to be recognized as revenues over the contract term or period. Lifetime subscriptions are being recognized to revenues over the estimated useful life of the subscription of 12 months. During the three and six months ending June 30, 2025 and 2024, all of the Company’s revenue was generated from subscription revenues.

Research and Development

Research and development costs incurred in the development of the Company’s products are expensed as incurred and include costs such as outside development costs, salaries and other allocated costs incurred. During the three months ending June 30, 2025 and 2024, research and development expense amounted to $5,000 and $226,058, respectively. During the six months ending June 30, 2025 and 2024, research and development expense amounted to $11,000 and $459,976, respectively. Research and development costs are included in research and development expense on the accompanying unaudited consolidated statements of operations.

MYSEUM, INC. AND SUBSIDIARIES

(FORMERLY DATCHAT, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

(Unaudited)

Advertising Costs

The Company applies ASC 720 “Other Expenses” to account for advertising related costs. Pursuant to ASC 720-35-25-1, the Company expenses advertising costs as they are incurred. Advertising costs were $72,241 and $32,883 for the three months ending June 30, 2025 and 2024, respectively. Advertising costs were $110,503 and $67,600 for the six months ending June 30, 2025 and 2024, respectively. Advertising costs are included in marketing and advertising expenses on the unaudited consolidated statements of operations.

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

MYSEUM, INC. AND SUBSIDIARIES

(FORMERLY DATCHAT, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

(Unaudited)

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. Except for Metabizz SAS, the functional currency of the Company is the U.S. dollar. The functional currency of the Company’s VIE, Metabizz SAS, is the Columbian Peso (“COP”). For Metabizz SAS, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. The cumulative translation adjustment and effect of exchange rate changes on cash for the six months ended June 30, 2025 and 2024 were $0 in both periods. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency included in the results of operations as incurred. On March 31, 2024, based on the Company’s analysis, the Company deconsolidated Metabizz SAS (See Note 1).

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

	June 30,
	2025	2024
Common stock equivalents:
Common stock warrants	127,385	67,385
Common stock options	426,820	140,570
Total	554,205	207,955

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

MYSEUM, INC. AND SUBSIDIARIES

(FORMERLY DATCHAT, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

(Unaudited)

NOTE 3 – SHORT-TERM INVESTMENTS

On June 30, 2025 and December 31, 2024, the Company’s short-term investments consisted of the following:

	June 30, 2025			December 31, 2024
	Cost	Unrealized Gain	Fair Value	Cost	Unrealized Gain	Fair Value
US Treasury zero coupon bills	$5,306,701	$-	$5,306,701	$2,952,512	$-	$2,952,512
Total short-term investments	$5,306,701	$-	$5,306,701	$2,952,512	$-	$2,952,512

As of June 30, 2025, short-term investments mature between August 2025 to February 2026.

NOTE 4 – PROPERTY AND EQUIPMENT

On June 30, 2025 and December 31, 2024, property and equipment consisted of the following:

	Useful life	June 30, 2025	December 31, 2024
Furniture and fixture	5 years	$56,575	$56,575
Computer equipment	3 – 5 years	44,065	39,590
Leasehold improvements	3 years	4,350	4,350
		104,990	100,515
Less: accumulated depreciation		(78,288)	(67,079)
		$26,702	$33,436

For the three months ended June 30, 2025 and 2024, depreciation of property and equipment amounted to $5,568 and $5,782, respectively. For the six months ended June 30, 2025 and 2024, depreciation of property and equipment amounted to $11,209 and $11,565, respectively.

NOTE 5 – INTERNAL-USE SOFTWARE

As of June 30, 2025 and December 31, 2024, internal-use software, net consists of the following:

	Useful Life (Years)	June 30, 2025	December 31, 2024
Internal-use software	3 Years	$1,224,641	$1,050,000
Less accumulated amortization		-	-
Internal-use software, net		$1,224,641	$1,050,000

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

MYSEUM, INC. AND SUBSIDIARIES

(FORMERLY DATCHAT, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

(Unaudited)

During the six months ending June 30, 2025, the Company capitalized certain software development costs incurred amounting to $174,641 since the Company’s software development projects were in the application development stage.

For the three and six months ended June 30, 2025, amortization of intangible assets amounted to $0. The internal-use software has not yet been placed in service as of June 30, 2025.

NOTE 6 – OPERATING LEASE RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

In January 2019, the Company renewed and extended the term of its lease facility for another three-year period from January 2019 to December 2021 starting with a monthly base rent of $2,567 plus a pro rata share of operating expenses beginning January 2019. The base rent was subject to annual increases beginning the 2nd and 3rd lease year as defined in the lease agreement. In addition to the monthly base rent, the Company was charged separately for common area maintenance which is considered a non-lease component. These non-lease component payments were expensed as incurred and were not included in operating lease assets or liabilities. On August 27, 2021, the Company entered into an amendment agreement with the same landlord to modify the facility lease to relocate and increase the square footage of the lease premises. The term of the lease commenced on October 1, 2021 and expired on December 31, 2024 with a new monthly base rent of $7,156 plus a pro rata share of operating expenses beginning January 2022. The base rent was subject to 3% annual increases beginning in the 2nd and 3rd lease year as defined in the amended lease agreement. On April 24, 2025, the Company entered into an amendment agreement with the same landlord to modify the facility lease to relocate and reduce the square footage of the lease premises. The term of the lease commenced on May 1, 2025 and shall expire on May 31, 2029 with a new monthly base rent of $6,417 plus a pro rata share of operating expenses beginning on June 1, 2025. The base rent is subject to 3% annual increases beginning in the 2nd, 3rd and 4th lease year as defined in the amended lease agreement. In addition to the monthly base rent, the Company is charged separately for a monthly payment of $307 for electrical use which is considered a non-lease component. These non-lease component payments are expensed as incurred and are not included in operating lease assets or liabilities. For the six months ended June 30, 2025 and 2024, rent expense amounted to $48,023 and $45,447, respectively, and were included in general and administrative expenses.

On April 24, 2025, upon the execution of the amendment agreement, the Company recorded right-of-use assets and operating lease liabilities of $244,793. The remaining lease term for the operating lease is 47 months as of June 30, 2025 and the incremental borrowing rate is 14.0% (based on historical borrowing rates).

Right-of- use assets are summarized below:

	June 30, 2025	December 31, 2024
Office lease	$244,793	$198,898
Less accumulated amortization	(10,318)	(198,898)
Right-of-use asset, net	$234,475	$-

Operating Lease liabilities are summarized below:

	June 30, 2025	December 31, 2024
Office lease	$244,793	$198,898
Reduction of lease liability	(3,562)	(198,898)
Total lease liability	241,231	-
Less: current portion	46,502	-
Long term portion of lease liability	$194,729	$-

Minimum lease payments under the non-cancelable operating lease on June 30, 2025 are as follows:

For the year ended June 30:
2025	38,502
2026	78,540
2027	80,892
2028	83,324
2029	$35,060
Total	316,318
Less: present value discount	(75,087)
Total operating lease liability	$241,231

MYSEUM, INC. AND SUBSIDIARIES

(FORMERLY DATCHAT, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

(Unaudited)

NOTE 7 – RELATED PARTY TRANSACTIONS

See Note 9 for the Employment Agreement with the Company’s chief executive officer, Darin Myman.

During the six months ended June 30, 2025 and 2024, the wife of the Company’s chief executive officer was employed as an executive secretary and earned $36,000 and $36,000, respectively.

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

2021 Omnibus Equity Incentive Plan

On July 26, 2021, the Company adopted the 2021 Omnibus Equity Incentive Plan (the “2021 Equity Plan”) and authorized the reservation of 200,000 shares of common stock for future issuances under the 2021 Equity Plan. The 2021 Equity Plan provides that the Company may grant options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards or any combination of the foregoing. On December 19, 2022, the Company held its 2022 annual meeting of stockholders, and the shareholders approved to amend the 2021 Equity Plan to increase the number of shares reserved for issuances thereunder to 300,000 shares from 200,000. On November 10, 2023, the board of directors of the Company approved the adoption of the Amended and Restated 2021 Equity Plan, the sole purpose of which was to remove any inadvertent references to the Company being a Delaware corporation or the 2021 Equity Plan being governed under Delaware law and to properly state that the Company is a Nevada corporation and that the 2021 Equity Plan is governed by Nevada law. On December 13, 2024, the Company held its 2024 annual meeting of stockholders, and the shareholders approved to amend the 2021 Equity Plan to increase the number of shares reserved for issuances thereunder to 600,000 shares from 300,000. On August 6, 2025, the Company held its 2025 annual meeting of stockholders, and the shareholders approved to amend the 2021 Equity Plan to increase the number of shares reserved for issuances thereunder to 1,000,000 shares from 600,000.

Preferred Stock

Series A Preferred Stock

In August 2016, the Company designated one share of Series A Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), which has a stated value equal to $1.00 as may be adjusted for any stock dividends, combinations or splits. Each one (1) share of the Series A Preferred Stock shall have voting rights equal to (x) the total issued and outstanding Common Stock eligible to vote at the time of the respective vote divided by (y) forty-nine one hundredths (0.49) minus (z) the total issued and outstanding Common Stock eligible to vote at the time of the respective vote. The Series A Preferred Stock does not convert into securities of the Company. The Series A Preferred Stock does not contain any redemption provision. In the event of liquidation of the Company, the holder of Series A Preferred shall not have any priority or preferences with respect to any distribution of any assets of the Company and shall be entitled to receive equally with the holders of the Company’s common stock. As of June 30, 2025 and December 31, 204, there were no Series A Preferred Stock outstanding.

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

MYSEUM, INC. AND SUBSIDIARIES

(FORMERLY DATCHAT, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

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

MYSEUM, INC. AND SUBSIDIARIES

(FORMERLY DATCHAT, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

(Unaudited)

2025

Common Stock Sold for Cash

On January 7, 2025, the Company entered into an engagement agreement with The Benchmark Company, LLC, as exclusive placement agent (“Benchmark” or the “Placement Agent”), pursuant to which the Placement Agent agreed to act as placement agent on a reasonable “best efforts” basis in connection with the Offering. The Company agreed to pay the Placement Agent an aggregate cash fee equal to 7.0% of the gross proceeds from the sale of securities in the Offering and a non-accountable expense allowance equal to 1.0% of the gross proceeds raised in the Offering. The Company also agreed to issue the Placement Agent (or its designees) a warrant (the “Placement Agent Warrant”) to purchase up to 5% of the aggregate number of shares of Common Stock sold in the offering or warrants to purchase up to 60,000 shares of Common Stock, at an exercise price equal to 100.0% of the offering price per share of Common Stock, or $4.25 per share. The Placement Agent Warrant is exercisable during the four-and-a-half year period commencing six months after the date of the closing of this Offering. In addition, the Company agreed to pay the Placement Agent $80,000 for legal expenses and other out-of-pocket expenses.

On January 8, 2025, in connection with the Benchmark engagement letter, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional investors, pursuant to which the Company agreed to sell to such investors 1,200,000 shares (the “Shares”) of common stock of the Company (the “Common Stock”), at a purchase price of $4.25 per share of Common Stock (the “Offering”), for gross proceeds from the offering of $5.1 million, prior to deducting placement agent’s fees and other offering expenses payable by the Company. The shares of Common Stock were offered by the Company pursuant to its shelf registration statement on Form S-3 (File No. 333-268058), which was declared effective by the Securities and Exchange Commission on December 6, 2022, a base prospectus dated December 6, 2022 and a prospectus supplement dated January 8, 2025. The closing of the sales of these securities under the Purchase Agreement took place on January 9, 2025 and the Company received net proceeds of $4,532,000 after deducting placement fees and expenses of $568,000. The Company intends to use the net proceeds from the offering for working capital and other general corporate purposes.

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

The Company will pay Benchmark a commission rate equal to 4.0% of the aggregate gross proceeds from each sale of Shares; provided however, that in the event that the amount of Shares sold under the Sales Agreement increases to $1 million or more, then the commission rate will be reduced to 3%. In addition, the Company agreed to provide Benchmark with customary indemnification and contribution rights. The Company will also reimburse Benchmark for certain specified expenses in connection with entering into the Sales Agreement. The Sales Agreement contains customary representations and warranties and conditions to the sale of the Shares pursuant thereto. The Company is not obligated to sell any of the Shares under the Sales Agreement and may at any time suspend solicitation and offers thereunder. The offering of Shares pursuant to the Sales Agreement will terminate on the earlier of (1) the sale, pursuant to the Sales Agreement, of Shares having an aggregate offering price of $6,000,000 and (2) the termination of the Sales Agreement by either us or Benchmark, as permitted therein. The Shares will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-268058) filed by the Company with the SEC on October 28, 2022 and declared effective by the SEC on December 6, 2022. On March 27, 2025, the Company issued 750,000 shares of its common stock to Benchmark to be held and issued to future investors pursuant to the Sales Agreement. As of June 30, 2025, no proceeds from the sale of these shares have been received. These shares are not considered issued and outstanding for accounting purposes, Upon the receipt of proceeds from the sale of the common shares, the Company shall record the net proceeds from the sale of such shares to additional paid-in capital. As of June 30, 2025, the Company paid $54,028 of offering costs related to the Sales Agreement, which has been reflected as part of deferred offering costs on the accompanying unaudited consolidated balance sheet as of June 30, 2025 (See Note 2 – Deferred Offering Costs). The sale Agreement is still active and the Company plans on raising capital pursuant to the Sales Agreement in the future.

MYSEUM, INC. AND SUBSIDIARIES

(FORMERLY DATCHAT, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

(Unaudited)

2023 Stock Repurchase Plan

On January 6, 2023, the Board of Directors of the Company approved a stock repurchase program authorizing the purchase of up to $2 million of the Company’s common stock (the “2023 Stock Repurchase Program”). In connection with the 2023 Stock Repurchase Program, during the year ended December 31, 2023, the Company purchased 66,945 shares of its common stock for $397,969, or at an average price of $5.94 per share, which has been reflected as treasury stock on the accompanying consolidated balance sheet on June 30, 2025 and December 31, 2024. During the six months ended June 30, 2025 and 2024, the Company did not purchase any treasury shares.

Common Stock Issued for Professional Services

On July 25, 2023, the Company issued 19,802 of its common shares pursuant to a one-year consulting agreement. These shares were valued at $100,000, or a per share price of $5.05, based on the quoted closing price of the Company’s common stock on the measurement date. In connection with these shares, during the six months ended June 30, 2025 and 2024, the Company recorded stock-based professional fees of $0 and $50,000, respectively.

On January 25, 2024, RPM Interactive entered into a 9-month consulting agreement with an individual for business development, financial and market due diligence services to be rendered over the term of the agreement. In connection with this consulting agreement, RPM Interactive issued 1,500,000 of its shares for services to be rendered. The RPM Interactive shares were valued at $22,500, or $0.015 per shares, based on the sale of the RPM Interactive shares in a private transaction. In the connection with the issuance of these shares, during the six months ended June 30, 2025 and 2024, the Company recorded stock-based compensation of $0 and $12,616, respectively.

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

Stock Options

2025

On January 14, 2025, the Company granted an aggregate of 260,000 options to purchase the Company’s common stock, consisting of 30,000 options to the Company’s board of directors and 230,000 options to an officer and employees of the Company. The options each have a term of 10 years from the date of grant and are exercisable at an exercise price of $5.50 per share. The options vest in equal 25% installments every 6 months beginning on the 6-month anniversary of the date of grant. The stock options were valued at $1,239,324 on the grant date using a Black-Scholes option pricing model which will be recognized as stock-based compensation expense over the vesting period.

On June 8, 2025, the Company granted an aggregate of 65,000 options to purchase the Company’s common stock, consisting of 45,000 options to the employees of the Company and 20,000 options to consultants of the Company. The options each have a term of 5 years from the date of grant and are exercisable at an exercise price of $4.00 per share. The options vest in equal 25% installments every 6 months beginning on the 6-month anniversary of the date of grant. The stock options were valued at $159,575 on the grant date using a Black-Scholes option pricing model which will be recognized as stock-based compensation expense and stock-based professional fees over the vesting period.

During the six months ended June 30, 2025 and 2024, certain employees were terminated and accordingly, 12,750 and 18,100 unvested options were forfeited, resulting in reversals of previously recognized stock-based compensation $19,883 and $27,031, respectively.

MYSEUM, INC. AND SUBSIDIARIES

(FORMERLY DATCHAT, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

(Unaudited)

During the six months ended June 30, 2025, accretion of stock-based expense related to stock options amounted to $313,666 of which $312,174 was recorded in compensation and related expenses and $1,492 was recorded in professional and consulting expenses as reflected in the unaudited consolidated statements of operations. During the six months ended June 30, 2024, the Company recognized total stock-based expenses related to stock options of $54,082 of which $10,044 was recorded in compensation and related expenses and $44,038 was recorded in professional and consulting expenses as reflected in the unaudited consolidated statements of operations. As of June 30, 2025, a balance of $1,066,345 remains to be expensed over future vesting periods related to unvested stock options issued for services to be expensed over a weighted average period of 1.62 years.

During the six months ended June 30, 2025, the stock options were valued at the grant date using a Black-Scholes option pricing model with the following assumptions. The simplified method was used for the expected option term and expected volatility was based on historical volatility:

2025
Dividend rate	—%
Term (in years)	3.5 to 6 years
Volatility	182.9% to 189.1%
Risk—free interest rate	4.02% to 4.59%

The following is a summary of the Company’s stock option activity for the six months ended June 30, 2025 as presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance on December 31, 2024	114,570	$126.92	2.08
Granted	325,000	5.20	-
Cancelled	(12,750)	(34.07)	-
Balance on June 30, 2025	426,820	$36.94	6.86
Options exercisable on June 30, 2025	106,820	$132.06	1.60
Weighted average fair value of options granted during the 2025 period		$4.30

On June 30, 2025, the aggregate intrinsic value of options outstanding was $0.

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

A summary of the Company’s outstanding stock warrants, including 44,252 Series A public warrants, is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance on December 31, 2024	67,385	$49.80	1.65
Granted	60,000	4.25	-
Balance on June 30, 2025	127,385	28.35	2.74
Warrants exercisable on June 30, 2025	127,385	$28.35	2.74

On June 30, 2025, the aggregate intrinsic value of warrants outstanding was $0.

MYSEUM, INC. AND SUBSIDIARIES

(FORMERLY DATCHAT, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

(Unaudited)

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Operating Lease Agreement

See Note 6 for disclosure on the Company’s operating lease for its offices.

Employment Agreement

Chief Executive Officer of Myseum, Inc.

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

During the six months ended June 30, 2025 and 2024, the compensation committee of the board of directors of the Company approved and the Company recorded a bonus to the Company’s chief executive officer in the amount of $350,000 and $300,000, respectively.

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

MYSEUM, INC. AND SUBSIDIARIES

(FORMERLY DATCHAT, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

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

Ambassador Settlement

Prior to the Company’s IPO, the Company initiated a proposed “Ambassador Program” as a means to reward early investors for being Company brand ambassadors, helping the Company create value by using and letting others know about the Company and its products. However, the program never came to full fruition. In connection with a recent review and evaluation of this initiative, management made a determination regarding the value of what the eligible investors would have received. As a result, the Company made outreach to these investors to provide them with an opportunity to claim their reward payments, and distributions began in January 2025. The maximum estimated total potential distribution under this program is expected to be approximately $86,246. However, the actual distribution amount may be lower if less than all contacted shareholders claim their reward payments. The claim of reward payments has no expiration date. Such claim shall be recorded as settlement expense which is included in general and administrative expenses on the accompanying unaudited statement of operation and comprehensive loss. During the six months ended June 30, 2025, the Company recorded settlement expense of $9,817 and paid settlement expenses of $21,722. As of June 30, 2025 and December 31, 2024, the Company’s accrued balance of such claim was $64,523 and $76,428, respectively, which is included in accounts payable and accrued expenses on the accompanying unaudited consolidated balance sheets.

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

Capitalized internal-use software costs

We capitalize costs to develop or purchase internal-use software in accordance with ASC section 350-40, Intangibles — Goodwill and Other — Internal-Use Software. Costs incurred to develop internal-use software are expensed as incurred during the preliminary project stage. Internal-use software development costs are capitalized upon purchase and during the application development stage, which is after: (i) the preliminary project stage is completed; and (ii) management authorizes and commits to funding the project and it is probable the project will be completed and used to perform the intended function. Capitalization ceases at the point where the software project is substantially complete and ready for its intended use, and after all substantial testing is completed. Upgrades and enhancements are capitalized if it is probable that those expenditures will result in additional functionality. Amortization is provided for on a straight-line basis over the expected useful life of the internal-use software development costs and related upgrades and enhancements. When the existing software is replaced with new software, the unamortized costs of the old software are expensed when the new software is ready for its intended use. During the six months ending June 30, 2025, we capitalized certain software development costs incurred amounting to $174,641 since the Company’s software development projects were in the application development stage. During the six months ending June 30, 2024, software development costs incurred internally, other than purchased software, were expensed since the Company’s software development projects were in the preliminary project stage. Such costs were included in research and development costs on the accompanying unaudited consolidated statement of operations and comprehensive loss.

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

The Company accounts for its noncontrolling interest in RPM Interactive in accordance with ASC Topic 810-10-45, which requires the Company to present noncontrolling interests as a separate component of total shareholders’ equity on the consolidated balance sheets and the consolidated net loss attributable to its noncontrolling interest be clearly identified and presented on the face of the consolidated statements of operations. Through January 10, 2024, the date that VR Interactive purchased 8,000,000 shares of RPM Interactive from Metabizz LLC, any noncontrolling interest eliminated in consolidation. Because this change in ownership moved from a consolidated entity (the VIE entities) to a nonconsolidated entity (VR Interactive), subsequent to January 10, 2024 the Company ceased eliminating the noncontrolling interest in consolidation and recorded an initial negative noncontrolling interest in total equity for the portion of equity ownership not attributable to Myseum based on the minority interest holders’ ownership interest in the carrying value of RPM Interactive’s equity. Due to the issuance of common shares by RPM Interactive, during the six months ended June 30, 2025, the Company recorded aggregate initial negative noncontrolling interest of $181,530 in total equity for the portion of additional equity ownership not attributable to the Company based on the minority interest holders’ ownership interest in the carrying value of RPM Interactive’s equity. The Company allocated $286,231 of the net loss of the subsidiary to noncontrolling interest during the six months ended June 30, 2025. As a result of changes in RPM Interactive outstanding common stock and the Company’s share of losses of subsidiary since January 2024, aggregate noncontrolling interest deficit amounted to $2,605,550 as of June 30, 2025.

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

Based on the Company’s analysis, on February 14, 2023, Metabizz, LLC, a Florida corporation, and Metabizz SAS, a company incorporated under the laws of Columbia (collectively “Metabizz”), were determined to be VIE entities in accordance with ASC 810-10-25-22 because the equity owners in Metabizz did not have the characteristics of a controlling financial interest and the initial equity investments in these entities may be or were insufficient to meet or sustain its operations without additional subordinated financial support from Myseum. The equity owners of Metabizz had only a nominal equity investment at risk, and the Company absorbed or received a majority of the entity’s expected losses or benefits. The Company participated significantly in the design of Metabizz. The Company provided working capital advances to Metabizz to allow Metabizz to fund its day-to-day obligations. Substantially all of the activities of Metabizz were conducted for the Company’s benefit, as evidenced by the fact that the operations of Metabizz consisted of development of software and technologies to be used by RPM Interactive and the Company provided working capital to Metabizz to pay employees and independent contractors to perform the development services on behalf of the Company. Repayment of the working capital advances is not guaranteed by the equity owner of Metabizz and creditors of Metabizz do not have recourse against the Company. Accordingly, the Company was required to consolidate the assets, liabilities, revenues and expenses of Metabizz using the fair value method. Additionally, the managing partner of Metabizz was also the Chief Innovation Officer of RPM Interactive. Since Metabizz, LLC and Metabizz SAS were considered VIE’s, any noncontrolling interest eliminated in consolidation. In connection with the initial consolidation of Metabizz, on February 14, 2023 (the initial consolidation date), the Company recorded a gain on initial consolidation of variable interest entities of $42,737.

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

On August 27, 2024, the Company entered into an Asset Purchase Agreement with the Seller, pursuant to which it acquired from Seller the Assets (See Note 1) in consideration for the transfer by the Company of 8,000,000 restricted shares of common stock of RPM Interactive. Accordingly, as of September 30, 2024, the Company owned 45.5% of RPM Interactive. On August 27, 2024, based on the Company’s analysis, the Company determined that RPM Interactive met the definition of a VIE under the VIE model, which provides for situations in which control may be demonstrated other than by the possession of voting rights in RPM Interactive. Based on Company’s analysis, the Company continues to have the power to direct the activities of RPM Interactive that most significantly impact RPM Interactive’s economic performance and the obligation to absorb losses of RPM Interactive that could potentially be significant to RPM Interactive or the right to receive benefits from RPM Interactive that could potentially be significant to RPM Interactive. As of June 30, 2025 and December 31, 2024, the Company retained approximately 34.0% and 39.7%

Stock-based compensation

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

Results of Operations

Revenue

During the three months ended June 30, 2025 and 2024, we generated minimal revenues of $78 and $151, respectively. During the six months ended June 30, 2025 and 2024, we generated minimal revenues of $161 and $282, respectively. Revenue consisted of subscription revenues.

Operating expenses

For the three months ended June 30, 2025, operating expenses amounted to $1,406,906 as compared to $1,267,254 for the three months ended June 30, 2024, an increase of $139,652, or 11.0%. For the six months ended June 30, 2025, operating expenses amounted to $3,067,435 as compared to $2,930,804 for the six months ended June 30, 2024, an increase of $136,631, or 4.7%. For the three and six months ended June 30, 2025 and 2024, operating expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Compensation and related expenses	$679,107	$522,596	$1,646,387	$1,420,260
Marketing and advertising expenses	72,241	32,883	110,503	67,600
Professional and consulting expenses	410,896	250,274	866,380	503,899
Research and development	5,000	226,058	11,000	459,976
General and administrative expenses	239,662	235,443	433,165	479,069
Total	$1,406,906	$1,267,254	$3,067,435	$2,930,804

Compensation and related expenses

Compensation and related expenses include salaries, stock-based compensation, health insurance and other benefits.

During the three months ended June 30, 2025 and 2024, compensation and related expenses amounted to $679,107 and $522,596, respectively, an increase of $156,511, or 29.9%. The increase was attributable to an increase in stock-based compensation of $153,771 due to the issuance of new stock options and an overall increase in compensation and other related expenses of $2,740.

During the six months ended June 30, 2025 and 2024, compensation and related expenses amounted to $1,646,387 and $1,420,260, respectively, an increase of $226,127, or 15.9%. The increase was attributable to an increase in stock-based compensation of $302,130 due to the issuance of new stock options, offset by an overall decrease in compensation and other related expenses of $76,003.

Marketing and advertising expenses

During the three months ended June 30, 2025 and 2024, marketing and advertising expenses amounted to $72,241 and $32,883, respectively, an increase of $39,358, or 119.7%. During the six months ended June 30, 2025 and 2024, marketing and advertising expenses amounted to $110,503 and $67,600, respectively, an increase of $42,903, or 63.5%. The increase was primarily due to an increase in promotions, branding and digital marketing strategies and social media ads.

Professional and consulting expenses

During the three months ended June 30, 2025 and 2024, we reported professional and consulting expenses of $410,896 and $250,274, respectively, an increase of $160,622, or 64.2%. The increase was primarily attributable to an increase in investor relations of $132,803, an increase in accounting fees of $56,436, an increase in Edgar agent fees of $21,214, an increase in legal fees of $17,786, and an increase of consulting fees – related party of $9,000, offset by a decrease in stock-based consulting fees of $52,840 a decrease in other consulting fees of $22,742, and a decrease of other professional fees of $1,035.

During the six months ended June 30, 2025 and 2024, we reported professional and consulting expenses of $866,380 and $503,899, respectively, an increase of $362,481, or 71.9%. The increase was primarily attributable to an increase in investor relations of $210,303, an increase in accounting fees of $96,574, an increase in legal fees of $91,196, an increase in other consulting fees of $29,908, an increase in Edgar agents fees of $21,745, and an increase in consulting fees – related party of $18,000, offset by a decrease in stock-based consulting fees of $105,162, and a decrease in other professional fees of $83.

Research and development expenses

During the three months ended June 30, 2025 and 2024, we incurred $5,000 and $226,058 in research and development expenses, a decrease of $221,058, or 97.8%. During the six months ended June 30, 2025 and 2024, we incurred $11,000 and $459,976 in research and development expenses, a decrease of $448,976, or 97.6%. Research and development costs were incurred in connection with our Metaverse software development project, including the development of Habytat which was in the preliminary stage. As of June 30, 2025, we ceased development of our Metaverse software.

General and administrative expenses

During the three months ended June 30, 2025 and 2024, general and administrative expenses amounted to $239,662 and $235,443, an increase of $4,219, or 1.8%. The increase was primarily attributable to an increase in computer and internet expenses of $12,356, and an increase in proxy meeting expenses of $10,000, offset by a decrease in other general and administrative expenses of $18,137.

During the six months ended June 30, 2025 and 2024, general and administrative expenses amounted to $433,165 and $479,069, a decrease of $45,904, or 9.6%. The decrease was primarily attributable to a decrease in computer and internet expenses of $14,141, a decrease in proxy meeting expenses of $9,288, and a decrease in other general and administrative expenses of $22,475.

Loss from Operations

During the three months ended June 30, 2025, loss from operations amounted to $1,406,828 as compared to $1,267,103 during the three months ended June 30, 2024, an increase of $139,725, or 11.0%. During the six months ended June 30, 2025, loss from operations amounted to $3,067,274 as compared to $2,930,522 during the three months ended June 30, 2024, an increase of $136,752, or 4.7%. The increase was primarily a result of the changes in operating expenses discussed above

Other Income (Expense)

Other income (expenses) primarily consisted of interest income, gain on deconsolidation of variable interest entities, and foreign currency exchange loss. During the three months ended June 30, 2025 and 2024, we reported other income, net of $49,639 and $62,995, respectively, which solely consisted of interest income. During the six months ended June 30, 2025 and 2024, we reported other income, net of $90,975 and $164,607, respectively.

During the six months ended June 30, 2025, other income, net solely consisted of interest income of $90,975. During the six months ended June 30, 2024, other income, net primarily consisted of interest income of $177,465, gain on deconsolidation of variable interest entities of $107, and a foreign currency exchange loss of $12,965.

Net Loss and Net Loss Attributable to Common Shareholders

Due to the foregoing reasons, during the three months ended June 30, 2025 and 2024, our net loss was $1,357,189 and $1,204,108, respectively, an increase of $153,081, or 12.7%. During the three months ended June 30, 2025 and 2024, after adjusting net loss for the net loss of subsidiary attributable to noncontrolling interest of $140,317 and $220,861, respectively, net loss attributable to common shareholders of was $1,216,872, or ($0.29) per common share (basic and diluted) and $983,247, or ($0.33) per common share (basic and diluted), respectively, an increase of $233,625, or 23.8%.

During the six months ended June 30, 2025 and 2024, our net loss was $2,976,299 and $2,765,915, respectively, an increase of $210,384, or 7.6%. During the six months ended June 30, 2025 and 2024, after adjusting net loss for the net loss of subsidiary attributable to noncontrolling interest of $286,231 and $644,856, respectively, net loss attributable to common shareholders of was $2,690,068, or ($0.65) per common share (basic and diluted) and $2,121,059, or ($0.73) per common share (basic and diluted), respectively, an increase of $569,009, or 26.8%.

Liquidity, Capital Resources and Plan of Operations

The accompanying unaudited consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. As of June 30, 2025, we had cash and cash equivalents of $407,888, short-term investments of $5,306,701, and working capital of $5,142,897. Short-term investments include U.S. Treasury zero coupon bills that are all highly rated and have initial maturities between two and twelve months. On January 8, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional investors pursuant to which the Company agreed to sell to such investors 1,200,000 shares of common stock of the Company at a purchase price of $4.25 per share of Common Stock (the “Offering”). The closing of the sales of these securities under the Purchase Agreement took place on January 9, 2025 and we received net proceeds of $4,532,000. Net cash used in operations was $2,610,978 for the six months ended June 30, 2025. Until such time that the Company implements its growth strategy, it expects to continue to generate operating losses in the foreseeable future, mostly due to corporate overhead, research and development, and costs of being a public company. We believe that our existing working capital and cash on hand will provide sufficient cash to enable the Company to meet its operating needs and debt requirements for the next twelve months from the issuance date of this report.

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

Cash Flow Activities for the Six Months ended June 30, 2025 and 2024

Cash Flows from Operating Activities

Net cash used in operating activities totaled $2,610,978 and $2,550,384 for the six months ended June 30, 2025 and 2024, respectively, an increase of $60,594.

Net cash flow used in operating activities for the six months ended June 30, 2025 primarily reflected a net loss of $2,976,299 adjusted for the add-back of non-cash items consisting of depreciation and amortization of $11,209, amortization of right of use assets of $10,318, and accretion of stock-based stock option and common stock expense of $313,666, offset by changes in operating assets and liabilities primarily consisting of an increase in accounts receivable of $13, a decrease in prepaid expenses of $66,258, a decrease in accounts payable and accrued expenses of $32,572, an increase in contract liabilities of $17, and a decrease in operating lease liabilities of $3,562.

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

Cash Flows from Investing Activities

Net cash provided by (used in) investing activities amounted to $(2,533,305) and $527,769 for the six months ended June 30, 2025 and 2024, respectively.

During the six months ended June 30, 2025, we received gross proceeds from the sale of short-term investments of $2,963,546 and purchased short-term investments of $5,317,735. Additionally, we purchased property and equipment of $4,475 and capitalized internal-use software of $174,641.

During the six months ended June 30, 2024, we received gross proceeds from the sale of short-term investments of $6,121,770 purchased short-term investments of $5,594,001.

Cash Flows from Financing Activities

Net cash provided by financing activities totaled 4,355,472 and $1,656,771 for the six months ended June 30, 2025 and 2024, respectively.

During the six months ended June 30, 2025, we received $4,532,000 from the sale of common stock, net, and paid deferred offering costs of $176,528.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective As of June 30, 2025.

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

We did not have any common stock repurchases during the quarterly period ended June 30, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K of the Exchange Act.

ITEM 6. EXHIBITS.

Exhibit No.	Description of Exhibits
3.1	Certificate of Amendment to Amended and Restated Articles of Incorporation dated August 7, 2025 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 8, 2025)
10.1	Amended and Restated 2021 Omnibus Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 6, 2025)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, is formatted in Inline XBRL

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MYSEUM, INC.

Dated: August 14, 2025	/s/ Darin Myman
Darin Myman
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: August 14, 2025	/s/ Brett Blumberg
Brett Blumberg
Chief Financial Officer
(Principal Financial and Accounting Officer)