Form 10-Q
period 2025-09-30
Myseum, Inc.
filed 2025-11-13
CIK 1648960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number. 001-40729

MYSEUM, INC.

(Exact name of registrant as specified in its charter)

Nevada	47-2502264
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

65 Church Street, Suite 230
New Brunswick, NJ	08901
(Address of principal executive offices)	(Zip Code)

(732) 374-3529
(Registrant’s telephone number, including area code)

N/A

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

As of November 13, 2025, there were 4,264,329 shares  of common stock, par value $0.0001 per share, outstanding.

MYSEUM, INC.

FORM 10-Q

September 30, 2025

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

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MYSEUM, INC. AND SUBSIDIARIES AND CONSOLIDATED ENTITIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$457,626	$1,196,699
Short-term investments, at fair value	4,346,310	2,952,512
Accounts receivable	224	207
Prepaid expenses	276,873	138,604

Total Current Assets	5,081,033	4,288,022

NON-CURRENT ASSETS:
Deferred offering costs	206,528	-
Property and equipment, net	21,635	33,436
Capitalized internal-use software, net	1,231,626	1,050,000
Operating lease right-of-usee asset, net	223,033	-

Total Non-current Assets	1,682,822	1,083,436

Total Assets	$6,763,855	$5,371,458

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable	$40,000	$-
Accounts payable and accrued expenses	798,922	630,223
Operating lease liability, current portion	48,732	-
Contract liabilities	63	88

Total Current Liabilities	887,717	630,311

LONG-TERM LIABILITIES:
Operating lease liability, less current portion	181,565	-

Total Long-Term Liabilities	181,565	-

Total Liabilities	1,069,282	630,311

Commitments and Contingencies (Note 10)

STOCKHOLDERS' EQUITY:
Preferred stock ($0.0001 par value; 20,000,000 shares authorized)
Series A Preferred stock ($0.0001 Par Value; 1 Share designated; none issued and outstanding on September 30, 2025 and December 31, 2024)	-	-
Series B Preferred stock ($0.0001 Par Value; 2,000,000 Share designated; 2,000,000 issued and outstanding on September 30, 2025 and December 31, 2024)	200	200
Common stock ($0.0001 par value; 180,000,000 shares authorized; 4,331,274 and 3,076,274 shares issued and 4,264,329 and 3,009,329 shares outstanding on September 30, 2025 and December 31, 2024, respectively)	433	308
Common stock to be issued (139 shares on September 30, 2025 and December 31, 2024)	-	-
Additional paid-in capital	64,999,536	59,649,645
Treasury stock, at cost (66,945 shares on September 30, 2025 and December 31, 2024)	(397,969)	(397,969)
Accumulated deficit	(56,264,793)	(52,373,248)
Total Myseum, Inc. Stockholders' Equity	8,337,407	6,878,936
Noncontrolling interest	(2,642,834)	(2,137,789)

Total Stockholders' Equity	5,694,573	4,741,147

Total Liabilities and Stockholders' Equity	$6,763,855	$5,371,458

See accompanying notes to unaudited consolidated financial statements.

MYSEUM, INC. AND SUBSIDIARIES AND CONSOLIDATED ENTITIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

NET REVENUES	$328	$62	$489	$344

OPERATING EXPENSES:
Compensation and related expenses	775,965	461,422	2,422,352	1,881,682
Marketing and advertising expenses	54,087	34,134	164,590	101,734
Professional and consulting expenses	221,275	222,220	1,087,655	726,119
Research and development expense	-	363,472	11,000	823,448
General and administrative expenses	229,602	156,998	662,767	636,067

Total operating expenses	1,280,929	1,238,246	4,348,364	4,169,050

LOSS FROM OPERATIONS	(1,280,601)	(1,238,184)	(4,347,875)	(4,168,706)

OTHER INCOME (EXPENSES):
Interest income, net	49,120	54,726	140,095	232,191
Gain on deconsolidation of variable interest entities	-	-	-	107
Foreign currency exchange loss	-	-	-	(12,965)

Total other income, net	49,120	54,726	140,095	219,333

NET LOSS	(1,231,481)	(1,183,458)	(4,207,780)	(3,949,373)

Net loss of subsidiary attributable to noncontrolling interest	30,004	(88,343)	316,235	556,513

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,201,477)	$(1,271,801)	$(3,891,545)	$(3,392,860)

COMPREHENSIVE LOSS:
Net loss	$(1,231,481)	$(1,183,458)	$(4,207,780)	$(3,949,373)

Other comprehensive gain:
Unrealized foreign currency translation gain	-	-	-	12,965

Comprehensive loss	$(1,231,481)	$(1,183,458)	$(4,207,780)	$(3,936,408)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS PER COMMON SHARE:
Basic and diluted	$(0.28)	$(0.42)	$(0.93)	$(1.15)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	4,221,883	3,009,329	4,174,000	2,941,862

See accompanying notes to unaudited consolidated financial statements.

MYSEUM, INC. AND SUBSIDIARIES AND CONSOLIDATED ENTITIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

	Series B Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Gain (Loss)	Deficit	Interest	Equity

Balance, December 31, 2024	2,000,000	$200	3,076,274	$308	139	$-	$59,649,645	66,945	$(397,969)	$-	$(52,373,248)	$(2,137,789)	$4,741,147

Accretion of stock based compensation in connection with stock option grants	-	-	-	-	-	-	155,054	-	-	-	-	-	155,054

Issuance of common stock for cash, net of allocated offering costs of $568,000	-	-	1,200,000	120	-	-	4,531,880	-	-	-	-	-	4,532,000

Initial recording on noncontrolling interest	-	-	-	-	-	-	188,810	-	-	-	-	(188,810)	-

Net loss for the period	-	-	-	-	-	-	-	-	-	-	(1,473,196)	(145,914)	(1,619,110)

Balance, March 31, 2025	2,000,000	200	4,276,274	428	139	-	64,525,389	66,945	(397,969)	-	(53,846,444)	(2,472,513)	7,809,091

Accretion of stock based compensation in connection with stock option grants	-	-	-	-	-	-	157,120	-	-	-	-	-	157,120

Accretion of stock based professional fees in connection with stock option grants	-	-	-	-	-	-	1,492	-	-	-	-	-	1,492

Changes in noncontrolling interest	-	-	-	-	-	-	(7,280)	-	-	-	-	7,280	-

Net loss for the period	-	-	-	-	-	-	-	-	-	-	(1,216,872)	(140,317)	(1,357,189)

Balance, June 30, 2025	2,000,000	200	4,276,274	428	139	-	64,676,721	66,945	(397,969)	-	(55,063,316)	(2,605,550)	6,610,514

Common stock issued for services	-	-	55,000	5	-	-	111,645	-	-	-	-	-	111,650

Accretion of stock based compensation in connection with stock option grants	-	-	-	-	-	-	197,651	-	-	-	-	-	197,651

Accretion of stock based professional fees in connection with stock option grants	-	-	-	-	-	-	6,239	-	-	-	-	-	6,239

Changes in noncontrolling interest	-	-	-	-	-	-	7,280	-	-	-	-	(7,280)	-

Net loss for the period	-	-	-	-	-	-	-	-	-	-	(1,201,477)	(30,004)	(1,231,481)

Balance, September 30, 2025	2,000,000	$200	4,331,274	$433	139	$-	$64,999,536	66,945	$(397,969)	$-	$(56,264,793)	$(2,642,834)	$5,694,573

	Series B Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Gain (Loss)	Deficit	Interest	Equity

Balance, December 31, 2023	2,000,000	$200	2,103,321	$210	139	$-	$54,597,083	66,945	$(397,969)	$34,553	$(48,134,088)	$-	$6,099,989

Accretion of stock-based compensation in connection with stock option grants	-	-	-	-	-	-	6,695	-	-	-	-	-	6,695

Accretion of stock-based professional fees in connection with stock option grants	-	-	-	-	-	-	22,019	-	-	-	-	-	22,019

Issuance of common shares in subsidiary for services	-	-	-	-	-	-	22,500	-	-	-	-	-	22,500

Issuance of common stock for cash, net of allocated offering costs of $149,248	-	-	382,972	39	-	-	559,212	-	-	-	-	-	559,251

Sale of pre-funded warrants, net of allocated offering costs of $229,919	-	-	-	-	-	-	861,522	-	-	-	-	-	861,522

Cashless exercise of pre-funded warrants	-	-	589,981	59	-	-	(59)	-	-	-	-	-	-

Initial recording on noncontrolling interest	-	-	-	-	-	-	442,361	-	-	-	-	(442,361)	-

Accumulated other comprehensive loss	-	-	-	-	-	-	-	-	-	(34,553)	-	-	(34,553)

Net loss for the period	-	-	-	-	-	-	-	-	-	-	(1,137,812)	(423,995)	(1,561,807)

Balance, March 31, 2024	2,000,000	200	3,076,274	308	139	-	56,511,333	66,945	(397,969)	-	(49,271,900)	(866,356)	5,975,616

Accretion of stock-based compensation in connection with stock option grants	-	-	-	-	-	-	3,349	-	-	-	-	-	3,349

Accretion of stock-based professional fees in connection with stock option grants	-	-	-	-	-	-	22,019	-	-	-	-	-	22,019

Issuance of common shares in subsidiary for cash	-	-	-	-	-	-	235,998	-	-	-	-	-	235,998

Net loss for the period	-	-	-	-	-	-	-	-	-	-	(983,247)	(220,861)	(1,204,108)

Balance, June 30, 2024	2,000,000	200	3,076,274	308	139	-	56,772,699	66,945	(397,969)	-	(50,255,147)	(1,087,217)	5,032,874

Changes in noncontrolling interest from RPM ownership changes	-	-	-	-	-	-	1,963,836	-	-	-	-	(1,797,169)	166,667

Accretion of stock-based compensation in connection with stock option grants	-	-	-	-	-	-	3,386	-	-	-	-	-	3,386

Accretion of stock-based professional fees in connection with stock option grants	-	-	-	-	-	-	5,726	-	-	-	-	-	5,726

Issuance of common shares in subsidiary for cash	-	-	-	-	-	-	260,000	-	-	-	-	-	260,000

Net loss for the period	-	-	-	-	-	-	-	-	-	-	(1,271,801)	88,343	(1,183,458)

Balance, September 30, 2024	2,000,000	$200	3,076,274	$308	139	$-	$59,005,647	66,945	$(397,969)	$-	$(51,526,948)	$(2,796,043)	$4,285,195

See accompanying notes to unaudited consolidated financial statements.

MYSEUM, INC. AND SUBSIDIARIES AND CONSOLIDATED ENTITIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,207,780)	$(3,949,373)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,488	17,347
Amortization of right of use asset	21,760	54,065
Stock-based compensation	509,825	13,430
Stock-based professional fees	20,757	106,484
Stock-based professional fees - RPM Interactive	-	12,616
Gain on deconsolidation of variable interest entities	-	(107)
Foreign currency exchange loss	-	12,965
Non-cash research and development expense	-	166,667
Changes in operating assets and liabilities:
Accounts receivable	(17)	(13)
Prepaid expenses	(39,645)	(65,899)
Accounts payable and accrued expenses	168,699	185,469
Contract liabilities	(25)	(30)
Operating lease liability	(14,496)	(60,823)

NET CASH USED IN OPERATING ACTIVITIES	(3,515,434)	(3,507,202)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of short-term investments	4,430,372	9,757,175
Purchase of short-term investments, net	(5,824,170)	(8,487,609)
Purchases of property and equipment	(4,475)	-
Increase in intangible assets - capitalization of internal-use software	(190,838)	-

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,589,111)	1,269,566

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net	4,532,000	559,251
Proceeds from sale of subsidiary common stock	-	495,998
Proceeds from sale of pre-funded warrants	-	861,522
Proceeds from notes payable	40,000	-
Payment of deferred offering costs	(206,528)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,365,472	1,916,771

NET DECREASE IN CASH AND CASH EQUIVALENTS	(739,073)	(320,865)

CASH AND CASH EQUIVALENTS - beginning of period	1,196,699	953,362

CASH AND CASH EQUIVALENTS - end of period	$457,626	$632,497

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$7,410	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Initial recording and changes in noncontrolling interest deficit	$181,530	$2,239,530
Common stock issued for future sale pursuant to ATM offering	$75	$-
Initial recognition of right-of-use asset and lease liability	$244,793	$-
Common stock issued for future services	$111,650	$-

See accompanying notes to unaudited consolidated financial statements.

MYSEUM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 AND 2024

(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Myseum, Inc. (the “Company” or “Myseum”) was incorporated in the State of Nevada on December 4, 2014 under the name of YssUp, Inc. On March 4, 2015, the Company’s corporate name was changed to Dat Chat, Inc. In August 2016, the Board of Directors of the Company approved to change the name of the Company from Dat Chat, Inc. to DatChat, Inc. On August 7, 2025, the Company filed a Certificate of Amendment to its Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada to change the name of the Company to “Myseum, Inc.” The Company established a fiscal year end of December 31. The Company is a cybersecurity and social media company that not only focuses on protecting privacy on personal devices but also protects user information after it is shared with others. The Company’s flagship product, DatChat Messenger & Private Social Network, is a privacy platform and mobile application that gives users the ability to communicate with the privacy and protection they deserve. In March 2025, the Company expanded its business and product offerings to include the development of “Myseum”, a social network and multi-media storage platform for consumers and enterprises.

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

On January 10, 2024, VR Interactive LLC (“VR Interactive”), a company 45% owned by Darin Myman, the Company’s Chief Executive Officer and 3.75% owned by Peter Shelus, the Company’s chief technology officer and director, purchased 8,000,000 shares of RPM Interactive from the Metabizz shareholders. Mr. Myman is a partner in VR Interactive. Therefore, VR Interactive, a related party, became a 25% non-controlling interest in RPM Interactive.

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

MYSEUM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 AND 2024

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

MYSEUM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 AND 2024

(Unaudited)

The Company accounts for its noncontrolling interest in RPM Interactive in accordance with ASC Topic 810-10-45, which requires the Company to present noncontrolling interests as a separate component of total shareholders’ equity on the consolidated balance sheets and the consolidated net loss attributable to its noncontrolling interest be clearly identified and presented on the face of the consolidated statements of operations. Through January 10, 2024, the date that VR Interactive purchased 8,000,000 shares of RPM Interactive from Metabizz LLC, any noncontrolling interest eliminated in consolidation. Because this change in ownership moved from a consolidated entity (the VIE entities) to a nonconsolidated entity (VR Interactive), subsequent to January 10, 2024 the Company ceased eliminating the noncontrolling interest in consolidation and recorded an initial negative noncontrolling interest in total equity for the portion of equity ownership not attributable to Myseum based on the minority interest holders’ ownership interest in the carrying value of RPM Interactive’s equity. Due to the cancellation of common shares by RPM Interactive, during the nine months ended September 30, 2025, the Company recorded aggregate initial negative noncontrolling interest of $188,810 in total equity for the portion of additional equity ownership not attributable to the Company based on the minority interest holders’ ownership interest in the carrying value of RPM Interactive’s equity. The Company also allocated $316,235 of the net loss of the subsidiary to noncontrolling interest during the nine months ended September 30, 2025. As a result of changes in RPM Interactive outstanding common stock and the Company’s share of losses of subsidiary since January 2024, aggregate noncontrolling interest deficit amounted to $2,642,834 as of September 30, 2025.

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

Based on the Company’s analysis, on February 14, 2023, Metabizz, LLC, a Florida corporation, and Metabizz SAS, a company incorporated under the laws of Columbia (collectively “Metabizz”), were determined to be VIE entities in accordance with ASC 810-10-25-22 because the equity owners in Metabizz did not have the characteristics of a controlling financial interest and the initial equity investments in these entities may be or are insufficient to meet or sustain its operations without additional subordinated financial support from Myseum. The equity owners of Metabizz had only a nominal equity investment at risk, and the Company absorbed or received a majority of the entity’s expected losses or benefits. The Company participated significantly in the design of Metabizz. The Company previously provided working capital advances to Metabizz to allow Metabizz to fund its day-to-day obligations. Substantially all of the activities of Metabizz were conducted for the Company’s benefit, as evidenced by the fact that the operations of Metabizz consisted of development of software and technologies to be used by RPM Interactive and the Company provided working capital to Metabizz to pay employees and independent contractors to perform the development services on behalf of the Company. Repayment of the working capital advances is not guaranteed by the equity owner of Metabizz and creditors of Metabizz do not have recourse against the Company. Accordingly, the Company was required to consolidate the assets, liabilities, revenues and expenses of Metabizz using the fair value method. Additionally, the managing partner of Metabizz was also the Chief Innovation Officer of RPM Interactive. Since Metabizz, LLC and Metabizz SAS were considered VIE’s, any noncontrolling interest eliminated in consolidation. On March 31, 2024, based on the Company’s analysis, the Company deconsolidated Metabizz, LLC and Metabizz SAS. During the three months ended March 31, 2024, the Company ceased doing business with Metabizz, LLC and Metabizz SAS and will pay technology professionals directly. In connection with the deconsolidation of Metabizz, LLC and Metabizz SAS, during the nine months ended September 30, 2024, the Company recorded a gain on deconsolidation of $107.

MYSEUM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 AND 2024

(Unaudited)

Immediately following the August 27, 2024 Asset Purchase Agreement with the Seller (See Note 1), the Company owned 46.7% of RPM Interactive. Based on the Company’s analysis, on August 27, 2024, the Company determined that RPM Interactive met the definition of a VIE under the VIE model, which provides for situations in which control may be demonstrated other than by the possession of voting rights in RPM Interactive. Based on Company’s analysis, the Company continues to have the power to direct the activities of RPM Interactive that most significantly impact RPM Interactive’s economic performance and the obligation to absorb losses of RPM Interactive that could potentially be significant to RPM Interactive or the right to receive benefits from RPM Interactive that could potentially be significant to RPM Interactive. As of September 30, 2025 and December 31, 2024, the Company retains approximately 34.0% and 39.7%.

The Company’s consolidated balance sheets included the following assets and liabilities from its VIE:

	September 30,	December 31,
	2025	2024
Cash	$22,587	$429,714
Prepaid expenses	1,689	16,956
Deferred offering costs	152,500	-
Intangible assets, net	1,231,626	1,050,000
Total assets	$1,408,402	$1,496,670

Notes payable	$40,000	$-
Due to Myseum (eliminates in consolidation)	5,224,288	4,990,706
Accounts payable and accrued expenses	149,622	26,845
Total liabilities	$5,413,910	$5,017,551

Liquidity

The accompanying unaudited consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. As of September 30, 2025, the Company had cash and cash equivalents of $457,626, short-term investments of $4,346,610 and working capital of $4,193,316. Short-term investments include U.S. Treasury zero coupon bills that are all highly rated and have initial maturities between two and eight months. On January 8, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional investors pursuant to which the Company agreed to sell to such investors 1,200,000 shares of common stock of the Company at a purchase price of $4.25 per share of Common Stock (the “Offering”). The closing of the sales of these securities under the Purchase Agreement took place on January 9, 2025 and the Company received net proceeds of $4,532,000 (See Note 9). Net cash used in operations was $3,515,434 for the nine months ended September 30, 2025. Until such time that the Company implements its growth strategy, it expects to continue to generate operating losses in the foreseeable future, mostly due to corporate overhead, research and development, and costs of being a public company. The Company believes that its existing working capital and cash on hand will provide sufficient cash to enable the Company to meet its operating needs and debt requirements for the next twelve months from the issuance date of this report.

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

Cash and cash equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company’s account at this institution is insured by the FDIC up to $250,000. On September 30, 2025 and December 31, 2024, the Company had cash in excess of FDIC limits of approximately $125,000 and $524,000, respectively. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits. Any material loss that the Company may experience in the future could have an adverse effect on its ability to pay its operational expenses or make other payments and may require the Company to move its cash to other high quality financial institutions.

MYSEUM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 AND 2024

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

The following table represents the Company’s fair value hierarchy of its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024.

	September 30, 2025			December 31, 2024
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Short-term investments	$4,346,310	$-	$-	$2,952,512	$-	$-

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

Accounts receivable

The Company recognizes an allowance for losses on accounts receivable and notes receivable in an amount equal to the estimated probable losses net of recoveries under the current expected credit loss method. The allowance is based on an analysis of historical bad debt experience, current receivables aging and expected future write-offs, as well as an assessment of specific identifiable customer accounts and notes receivable considered at risk or uncollectible. On January 1, 2023, the Company adopted ASC 326, “Financial Instruments - Credit Losses”. In accordance with ASC 326, an allowance is maintained for estimated forward-looking losses resulting from the possible inability of customers to make the required payments (current expected losses). The amount of the allowance is determined principally on the basis of past collection experience and known financial factors regarding specific customers. The expense associated with the allowance for doubtful accounts on accounts receivable is recognized in general and administrative expenses. As of September 30, 2025 and December 31, 2024, accounts receivable amounted to $224 and $207, respectively.

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

MYSEUM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 AND 2024

(Unaudited)

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

Deferred offering costs

The Company has capitalized certain offering costs related to its efforts to raise capital through the sale of its common stock pursuant to an Equity Sales Agreement of $54,028 (see Note 9) and related to the anticipated initial public offering of RPM Interactive shares of $152,500. The initial public offering of RPM Interactive is still pending. RPM Interactive filed a registration statement with the SEC which is still under review. Deferred offering costs will be deferred until the completion of the private offering, at which time they will be reclassified to additional paid-in capital as a reduction of the offering proceeds. As of September 30, 2025 and December 31, 2024, capitalized deferred offering costs amounted to $206,528 and $0, respectively, which is reflected on the accompanying unaudited consolidated balance sheets.

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

The Company recognizes revenues from subscription fees from the Company’s messaging application in the month they are earned. Annual and lifetime subscription payments received that are related to future periods are recorded as deferred revenue to be recognized as revenues over the contract term or period. Lifetime subscriptions are being recognized to revenues over the estimated useful life of the subscription of 12 months. During the three and nine months ending September 30, 2025 and 2024, all of the Company’s revenue was generated from subscription revenues.

Research and Development

Research and development costs incurred in the development of the Company’s products are expensed as incurred and include costs such as outside development costs, salaries and other allocated costs incurred. During the three months ending September 30, 2025 and 2024, research and development expense amounted to $0 and $363,472, respectively. During the nine months ending September 30, 2025 and 2024, research and development expense amounted to $11,000 and $823,448, respectively. Research and development costs are included in research and development expense on the accompanying unaudited consolidated statements of operations.

MYSEUM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 AND 2024

(Unaudited)

Advertising Costs

The Company applies ASC 720 “Other Expenses” to account for advertising related costs. Pursuant to ASC 720-35-25-1, the Company expenses advertising costs as they are incurred. Advertising costs were $54,087 and $34,134 for the three months ending September 30, 2025 and 2024, respectively. Advertising costs were $164,590 and $101,734 for the nine months ending September 30, 2025 and 2024, respectively. Advertising costs are included in marketing and advertising expenses on the unaudited consolidated statements of operations.

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

MYSEUM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 AND 2024

(Unaudited)

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. Except for Metabizz SAS, the functional currency of the Company is the U.S. dollar. The functional currency of the Company’s VIE, Metabizz SAS, is the Columbian Peso (“COP”). For Metabizz SAS, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. The cumulative translation adjustment and effect of exchange rate changes on cash for the nine months ended September 30, 2025 and 2024 were $0 in both periods. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency included in the results of operations as incurred. On March 31, 2024, based on the Company’s analysis, the Company deconsolidated Metabizz SAS (See Note 1).

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

	September 30,
	2025	2024
Common stock equivalents:
Common stock warrants	127,385	67,385
Common stock options	691,820	140,570
Total	819,205	207,955

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

In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software. The amendments in this update require internal-use software development cost capitalization to begin when both of the following occur: management has authorized and committed to funding the software project, and it is probable that the project will be completed and that the software will be used to perform its intended function. The amendments also eliminate the accounting considerations of software development stages. The amendments in ASU 2025-06 are effective for fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact ASC 2025-06 will have on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on its consolidated financial statements.

MYSEUM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 AND 2024

(Unaudited)

NOTE 3 – SHORT-TERM INVESTMENTS

On September 30, 2025 and December 31, 2024, the Company’s short-term investments consisted of the following:

	September 30, 2025			December 31, 2024
	Cost	Unrealized Gain	Fair Value	Cost	Unrealized Gain	Fair Value
US Treasury zero coupon bills	$4,346,310	$-	$4,346,310	$2,952,512	$-	$2,952,512
Total short-term investments	$4,346,310	$-	$4,346,310	$2,952,512	$-	$2,952,512

As of September 30, 2025, short-term investments mature between November 2025 to May 2026.

NOTE 4 – PROPERTY AND EQUIPMENT

On September 30, 2025 and December 31, 2024, property and equipment consisted of the following:

	Useful life	September 30, 2025	December 31, 2024
Furniture and fixture	5 years	$56,575	$56,575
Computer equipment	3 – 5 years	44,065	39,590
Leasehold improvements	3 years	4,350	4,350
		104,990	100,515
Less: accumulated depreciation		(83,355)	(67,079)
		$21,635	$33,436

For the three months ended September 30, 2025 and 2024, depreciation of property and equipment amounted to $5,067 and $5,782, respectively. For the nine months ended September 30, 2025 and 2024, depreciation of property and equipment amounted to $16,276 and $17,347, respectively.

NOTE 5 – INTERNAL-USE SOFTWARE

As of September 30, 2025 and December 31, 2024, internal-use software, net consists of the following:

	Useful Life (Years)	September 30, 2025	December 31, 2024
Internal-use software	3 Years	$1,240,838	$1,050,000
Less accumulated amortization		(9,212)	-
Internal-use software, net		$1,231,626	$1,050,000

MYSEUM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 AND 2024

(Unaudited)

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

During the nine months ending September 30, 2025, the Company capitalized certain software development costs incurred amounting to $190,838 since the Company’s software development projects were in the application development stage.

For the three and nine months ended September 30, 2025, amortization of intangible assets amounted to $9,212. Certain internal-use software was placed in service during August 2025 and such capitalized software development costs are being amortized since then on a straight-line basis over the expected useful life of three years.

NOTE 6 – OPERATING LEASE RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

On August 27, 2021, the Company entered into an amendment to its lease agreement with its landlord to modify the facility lease to relocate and increase the square footage of the lease premises. The term of the lease commenced on October 1, 2021 and expired on December 31, 2024 with a new monthly base rent of $7,156 plus a pro rata share of operating expenses beginning January 2022. The base rent was subject to 3% annual increases beginning in the 2nd and 3rd lease year as defined in the amended lease agreement. On April 24, 2025, the Company entered into an amendment agreement with the same landlord to modify the facility lease to relocate and reduce the square footage of the lease premises. The term of the lease commenced on May 1, 2025 and shall expire on May 31, 2029 with a new monthly base rent of $6,417 plus a pro rata share of operating expenses beginning on June 1, 2025. The base rent is subject to 3% annual increases beginning in the 2nd, 3rd and 4th lease year as defined in the amended lease agreement. In addition to the monthly base rent, the Company is charged separately for a monthly payment of $307 for electrical use which is considered a non-lease component. These non-lease component payments are expensed as incurred and are not included in operating lease assets or liabilities. For the nine months ended September 30, 2025 and 2024, rent expense amounted to $68,703 and $68,215, respectively, and were included in general and administrative expenses.

On April 24, 2025, upon the execution of the amendment agreement, the Company recorded right-of-use assets and operating lease liabilities of $244,793. The remaining lease term for the operating lease is 44 months as of September 30, 2025 and the incremental borrowing rate is 14.0% (based on historical borrowing rates).

Right-of- use assets are summarized below:

	September 30, 2025	December 31, 2024
Office lease	$244,793	$198,898
Less accumulated amortization	(21,760)	(198,898)
Right-of-use asset, net	$223,033	$-

MYSEUM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 AND 2024

(Unaudited)

Operating Lease liabilities are summarized below:

	September 30, 2025	December 31, 2024
Office lease	$244,793	$198,898
Reduction of lease liability	(14,496)	(198,898)
Total lease liability	230,297	-
Less: current portion	(48,732)	-
Long term portion of lease liability	$181,565	$-

Minimum lease payments under the non-cancelable operating lease on September 30, 2025 are as follows:

For the year ended September 30:
2026	$77,964
2027	80,298
2028	82,709
2029	$56,096
Total	297,067
Less: present value discount	(66,770)
Total operating lease liability	$230,297

NOTE 7 – NOTES PAYABLE

On September 17, 2025, RPM Interactive received $40,000 from certain investors in exchange for promissory notes (the “Notes”) dated September 17, 2025 (the “Issuance Date”) and warrants (the “Warrants”). The Notes bear interest at the rate of 7.0% per annum and matures on September 17, 2026 (the “Maturity Date”). Interest on the outstanding principal sum of the Notes commences accruing on the Issuance Date, is computed on the basis of a 365-day year and the actual number of days elapsed, and shall be payable on the Maturity Date. RPM Interactive may prepay the Notes at any time without penalty. The Warrants are exercisable into an amount of shares of RPM Interactive's common stock at an exercise price that is contingent upon and subject to adjustment based on the per-share price of a future equity financing. The exercise price per share of common stock under the Warrants shall be equal to 50% of the public offing price per share of common stock in the initial public offering (“IPO”) (or if the IPO involves the issuance only of common stock equivalents, then the conversion, exercise or exchange price of such common stock equivalent for one share of common stock), subject to adjustment. The total number of shares of Warrants shall be equal to the quotient of (a) the initial principal amount of the Note purchased by the Holder divided by (ii) the public offing price per share of common stock in the IPO (or if the IPO involves the issuance only of common stock equivalents, then the conversion, exercise or exchange price of such common stock equivalent for one share of common stock

As of September 30, 2025, the pricing of the contingent future financing has not occurred, and the fair value of the Warrant component is not reliably determinable due to the uncertainty of the future inputs. Accordingly, the full proceeds of $40,000 from the offering were initially recorded as Notes Payable. Upon the occurrence of the future financing, RPM Interactive will be required to evaluate the Warrants and potentially allocate the proceeds between the Notes and the Warrants, which may result in recording a debt discount on the Notes and a corresponding increase to paid-in capital.

During the nine months ended September 30, 2025, the Company recorded $52 in interest expense on the accompanying unaudited consolidated statement of operations and comprehensive loss. As of September 30, 2025, the outstanding principal balance and accrued interest payable of the notes payable is $40,000 and $52, respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS

See Note 10 for the Employment Agreement with the Company’s chief executive officer, Darin Myman.

During the nine months ended September 30, 2025 and 2024, the wife of the Company’s chief executive officer was employed as an executive secretary and earned $54,000 and $54,000, respectively.

On January 10, 2024, VR Interactive LLC (“VR Interactive”), a company 45% owned by Darin Myman, the Company’s Chief Executive Officer and 3.75% owned by Peter Shelus, the Company’s chief technology officer and director, purchased 8,000,000 shares of RPM Interactive from the Metabizz shareholders for cash amounting to $120,000. Mr. Myman is a partner in VR Interactive. Therefore, VR Interactive, a related party, became a 25% non-controlling interest in RPM Interactive.

MYSEUM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 AND 2024

(Unaudited)

NOTE 9 – STOCKHOLDERS’ EQUITY

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

Preferred Stock

Series A Preferred Stock

In August 2016, the Company designated one share of Series A Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), which has a stated value equal to $1.00 as may be adjusted for any stock dividends, combinations or splits. Each one (1) share of the Series A Preferred Stock shall have voting rights equal to (x) the total issued and outstanding Common Stock eligible to vote at the time of the respective vote divided by (y) forty-nine one hundredths (0.49) minus (z) the total issued and outstanding Common Stock eligible to vote at the time of the respective vote. The Series A Preferred Stock does not convert into securities of the Company. The Series A Preferred Stock does not contain any redemption provision. In the event of liquidation of the Company, the holder of Series A Preferred shall not have any priority or preferences with respect to any distribution of any assets of the Company and shall be entitled to receive equally with the holders of the Company’s common stock. As of September 30, 2025 and December 31, 204, there were no Series A Preferred Stock outstanding.

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

On August 4, 2023, the Company issued 2,000,000 of Series B preferred for aggregate cash of $1,000.

MYSEUM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 AND 2024

(Unaudited)

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

MYSEUM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 AND 2024

(Unaudited)

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

The Company will pay Benchmark a commission rate equal to 4.0% of the aggregate gross proceeds from each sale of Shares; provided however, that in the event that the amount of Shares sold under the Sales Agreement increases to $1 million or more, then the commission rate will be reduced to 3%. In addition, the Company agreed to provide Benchmark with customary indemnification and contribution rights. The Company will also reimburse Benchmark for certain specified expenses in connection with entering into the Sales Agreement. The Sales Agreement contains customary representations and warranties and conditions to the sale of the Shares pursuant thereto. The Company is not obligated to sell any of the Shares under the Sales Agreement and may at any time suspend solicitation and offers thereunder. The offering of Shares pursuant to the Sales Agreement will terminate on the earlier of (1) the sale, pursuant to the Sales Agreement, of Shares having an aggregate offering price of $6,000,000 and (2) the termination of the Sales Agreement by either us or Benchmark, as permitted therein. The Shares will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-268058) filed by the Company with the SEC on October 28, 2022 and declared effective by the SEC on December 6, 2022. On March 27, 2025, the Company issued 750,000 shares of its common stock to Benchmark to be held and issued to future investors pursuant to the Sales Agreement. As of September 30, 2025, no proceeds from the sale of these shares have been received. These shares are not considered issued and outstanding for accounting purposes, Upon the receipt of proceeds from the sale of the common shares, the Company shall record the net proceeds from the sale of such shares to additional paid-in capital. During the nine months ended September 30, 2025, the Company paid $54,028 of offering costs related to the Sales Agreement, which has been reflected as part of deferred offering costs on the accompanying unaudited consolidated balance sheet as of September 30, 2025 (See Note 2 – Deferred Offering Costs). The sale Agreement is still active and the Company plans on raising capital pursuant to the Sales Agreement in the future.

2023 Stock Repurchase Plan

On January 6, 2023, the Board of Directors of the Company approved a stock repurchase program authorizing the purchase of up to $2 million of the Company’s common stock (the “2023 Stock Repurchase Program”). In connection with the 2023 Stock Repurchase Program, during the year ended December 31, 2023, the Company purchased 66,945 shares of its common stock for $397,969, or at an average price of $5.94 per share, which has been reflected as treasury stock on the accompanying consolidated balance sheet on September 30, 2025 and December 31, 2024. During the nine months ended September 30, 2025 and 2024, the Company did not purchase any treasury shares.

Common Stock Issued for Professional Services

On July 25, 2023, the Company issued 19,802 of its common shares pursuant to a one-year consulting agreement. These shares were valued at $100,000, or a per share price of $5.05, based on the quoted closing price of the Company’s common stock on the measurement date. In connection with these shares, during the nine months ended September 30, 2025 and 2024, the Company recorded stock-based professional fees of $0 and $50,000, respectively.

On January 25, 2024, RPM Interactive entered into a 9-month consulting agreement with an individual for business development, financial and market due diligence services to be rendered over the term of the agreement. In connection with this consulting agreement, RPM Interactive issued 1,500,000 of its shares for services to be rendered. The RPM Interactive shares were valued at $22,500, or $0.015 per share, based on the sale of the RPM Interactive shares in a private transaction. In the connection with the issuance of these shares, during the nine months ended September 30, 2025 and 2024, the Company recorded stock-based compensation of $0 and $12,616, respectively.

MYSEUM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 AND 2024

(Unaudited)

On September 9, 2025, the Company entered into a 6-month consulting agreement for media campaign services to the Company. As compensation to the consultant, the Company shall pay $25,000 per month for six months and issued 55,000 of its common shares. These shares were valued at $111,650 or $2.03 per share, based on the underlying market value of the share price on the date of the issuance which is on September 9, 2025. In connection with the issuance of these shares, during the nine months ended September 30, 2025, the Company recorded stock-based professional fees of $13,026, and as of September 30, 2025, prepaid stock-based professional fees amounted to $98,624, which will be amortized into professional fees over the remaining term.

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

On August 18, 2025, the Company granted an aggregate of 265,000 options to purchase the Company’s common stock to the board of directors and officers of the Company. The options each have a term of 5 years from the date of grant and are exercisable at an exercise price of $3.00 per share. The options vest in equal 25% installments every 6 months beginning on the 6-month anniversary of the date of grant. The stock options were valued at $490,955 on the grant date using a Black-Scholes option pricing model which will be recognized as stock-based compensation expense over the vesting period.

During the nine months ended September 30, 2025 and 2024, certain employees were terminated and accordingly, 12,750 and 18,100 unvested options were forfeited, resulting in reversals of previously recognized stock-based compensation $19,883 and $27,031, respectively.

MYSEUM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 AND 2024

(Unaudited)

During the nine months ended September 30, 2025, accretion of stock-based expense related to stock options amounted to $517,556 of which $509,825 was recorded in compensation and related expenses and $7,731 was recorded in professional and consulting expenses as reflected in the unaudited consolidated statements of operations. During the nine months ended September 30, 2024, the Company recognized total stock-based expenses related to stock options of $63,194 of which $13,430 was recorded in compensation and related expenses and $49,764 was recorded in professional and consulting expenses as reflected in the unaudited consolidated statements of operations. As of September 30, 2025, a balance of $1,353,408 remains to be expensed over future vesting periods related to unvested stock options issued for services to be expensed over a weighted average period of 1.64 years.

During the nine months ended September 30, 2025, the stock options were valued at the grant date using a Black-Scholes option pricing model with the following assumptions. The simplified method was used for the expected option term and expected volatility was based on historical volatility:

2025
Dividend rate	-
Term (in years)	3.5 to 6 years
Volatility	164.0% to 189.1%
Risk—free interest rate	3.73% to 4.59%

The following is a summary of the Company’s stock option activity for the nine months ended September 30, 2025 as presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance on December 31, 2024	114,570	$126.92	2.08
Granted	590,000	4.21	-
Cancelled	(12,750)	(34.07)	-
Balance on September 30, 2025	691,820	$23.94	5.95
Options exercisable on September 30, 2025	170,570	$84.76	4.32
Weighted average fair value of options granted during the 2025 period		$3.20

On September 30, 2025, the aggregate intrinsic value of options outstanding was $0.

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

MYSEUM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 AND 2024

(Unaudited)

A summary of the Company’s outstanding stock warrants, including 44,252 Series A public warrants, is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance on December 31, 2024	67,385	$49.80	1.65
Granted	60,000	4.25	-
Balance on September 30, 2025	127,385	28.35	2.49
Warrants exercisable on September 30, 2025	127,385	$28.35	2.49

On September 30, 2025, the aggregate intrinsic value of warrants outstanding was $0.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

During the nine months ended September 30, 2025 and 2024, the compensation committee of the board of directors of the Company approved and the Company recorded a bonus to the Company’s chief executive officer in the amount of $350,000 and $300,000, respectively.

MYSEUM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 AND 2024

(Unaudited)

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

Ambassador Settlement

Prior to the Company’s IPO, the Company initiated a proposed “Ambassador Program” as a means to reward early investors for being Company brand ambassadors, helping the Company create value by using and letting others know about the Company and its products. However, the program never came to full fruition. In connection with a recent review and evaluation of this initiative, management made a determination regarding the value of what the eligible investors would have received. As a result, the Company made outreach to these investors to provide them with an opportunity to claim their reward payments, and distributions began in January 2025. The maximum estimated total potential distribution under this program is expected to be approximately $86,246. However, the actual distribution amount may be lower if less than all contacted shareholders claim their reward payments. The claim of reward payments has no expiration date. Such claim shall be recorded as settlement expense which is included in general and administrative expenses on the accompanying unaudited statement of operation and comprehensive loss. During the nine months ended September 30, 2025, the Company recorded settlement expense of $9,817 and paid settlement expenses of $22,044. As of September 30, 2025 and December 31, 2024, the Company’s accrued balance of such claim was $64,201 and $76,428, respectively, which is included in accounts payable and accrued expenses on the accompanying unaudited consolidated balance sheets.

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

Overview

We are a private messaging, cybersecurity, and social media company that not only focuses on protecting privacy on personal devices, but also protects user information after it is shared with others. We believe that one’s right to privacy should not end the moment they click “send”, and that we all deserve the same right to privacy online that we enjoy in our own living rooms. Our flagship product, DatChat Messenger & Private Social Network, is a privacy platform and mobile application that gives users the ability to communicate with the privacy and protection they deserve. In March 2025, we expanded our business and product offerings to include the development of our Myseum platform, a secure digital content management and storage solution for families, groups and individuals. In addition, as a result of our acquisition of RPM Interactive, Inc. in October 2024, we have repositioned our majority-owned subsidiary, Dragon Interact, Inc. (recently renamed RPM Interactive, Inc.) away from the development of the Habytat platform to focus on becoming an AI generated publishing company of trivia mobile game apps and vodcasts/podcasts designed to publish content across hundreds of evergreen topics every day and be distributed to all major streaming platforms. See “Business – RPM Interactive, Inc.” and “Business – The Habytat.”

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

Recent Events

On August 7, 2025, we filed a Certificate of Amendment to our Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada to change the name of the Company to “Myseum, Inc.” In connection with the name change, the trading symbols for our common stock and Series A warrants began trading on the Nasdaq Capital Market on August 11, 2025 as “MYSE” and “MYSEW”, respectively.

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

Capitalized internal-use software costs

We capitalize costs to develop or purchase internal-use software in accordance with ASC section 350-40, Intangibles — Goodwill and Other — Internal-Use Software. Costs incurred to develop internal-use software are expensed as incurred during the preliminary project stage. Internal-use software development costs are capitalized upon purchase and during the application development stage, which is after: (i) the preliminary project stage is completed; and (ii) management authorizes and commits to funding the project and it is probable the project will be completed and used to perform the intended function. Capitalization ceases at the point where the software project is substantially complete and ready for its intended use, and after all substantial testing is completed. Upgrades and enhancements are capitalized if it is probable that those expenditures will result in additional functionality. Amortization is provided for on a straight-line basis over the expected useful life of the internal-use software development costs and related upgrades and enhancements. On August 1, 2025, certain internal-use software was placed in service and such internal-use software development costs are being amortized since then on a straight-line basis over the expected useful life of three years. When the existing software is replaced with new software, the unamortized costs of the old software are expensed when the new software is ready for its intended use. During the nine months ending September 30, 2025, we capitalized certain software development costs incurred amounting to $190,838 since the Company’s software development projects were in the application development stage. For the three and nine months ended September 30, 2025, amortization of intangible assets amounted to $9,212. During the nine months ending September 30, 2024, software development costs incurred internally, other than purchased software, were expensed since the Company’s software development projects were in the preliminary project stage. Such costs were included in research and development costs on the accompanying unaudited consolidated statement of operations and comprehensive loss.

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

The Company accounts for its noncontrolling interest in RPM Interactive in accordance with ASC Topic 810-10-45, which requires the Company to present noncontrolling interests as a separate component of total shareholders’ equity on the consolidated balance sheets and the consolidated net loss attributable to its noncontrolling interest be clearly identified and presented on the face of the consolidated statements of operations. Through January 10, 2024, the date that VR Interactive purchased 8,000,000 shares of RPM Interactive from Metabizz LLC, any noncontrolling interest eliminated in consolidation. Because this change in ownership moved from a consolidated entity (the VIE entities) to a nonconsolidated entity (VR Interactive), subsequent to January 10, 2024 the Company ceased eliminating the noncontrolling interest in consolidation and recorded an initial negative noncontrolling interest in total equity for the portion of equity ownership not attributable to Myseum based on the minority interest holders’ ownership interest in the carrying value of RPM Interactive’s equity. Due to the issuance of common shares by RPM Interactive, during the nine months ended September 30, 2025, the Company recorded aggregate initial negative noncontrolling interest of $188,810 in total equity for the portion of additional equity ownership not attributable to the Company based on the minority interest holders’ ownership interest in the carrying value of RPM Interactive’s equity. The Company allocated $316,235 of the net loss of the subsidiary to noncontrolling interest during the nine months ended September 30, 2025. As a result of changes in RPM Interactive outstanding common stock and the Company’s share of losses of subsidiary since January 2024, aggregate noncontrolling interest deficit amounted to $2,642,834 as of September 30, 2025.

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

On August 27, 2024, the Company entered into an Asset Purchase Agreement with the Seller, pursuant to which it acquired from Seller the Assets (See Note 1) in consideration for the transfer by the Company of 8,000,000 restricted shares of common stock of RPM Interactive. Accordingly, as of September 30, 2024, the Company owned 45.5% of RPM Interactive. On August 27, 2024, based on the Company’s analysis, the Company determined that RPM Interactive met the definition of a VIE under the VIE model, which provides for situations in which control may be demonstrated other than by the possession of voting rights in RPM Interactive. Based on Company’s analysis, the Company continues to have the power to direct the activities of RPM Interactive that most significantly impact RPM Interactive’s economic performance and the obligation to absorb losses of RPM Interactive that could potentially be significant to RPM Interactive or the right to receive benefits from RPM Interactive that could potentially be significant to RPM Interactive. As of September 30, 2025 and December 31, 2024, the Company retained approximately 34.0% and 39.7% ownership in RPM Interactive.

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

Results of Operations

Revenue

During the three months ended September 30, 2025 and 2024, we generated minimal revenues of $328 and $62, respectively. During the nine months ended September 30, 2025 and 2024, we generated minimal revenues of $489 and $344, respectively. Revenue consisted of subscription revenues.

Operating expenses

For the three months ended September 30, 2025, operating expenses amounted to $1,280,929 as compared to $1,238,246 for the three months ended September 30, 2024, an increase of $42,683, or 3.3%. For the nine months ended September 30, 2025, operating expenses amounted to $4,348,364 as compared to $4,169,050 for the nine months ended September 30, 2024, an increase of $179,314, or 4.3%. For the three and nine months ended September 30, 2025 and 2024, operating expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Compensation and related expenses	$775,965	$461,422	$2,422,352	$1,881,682
Marketing and advertising expenses	54,087	34,134	164,590	101,734
Professional and consulting expenses	221,275	222,220	1,087,655	726,119
Research and development	-	363,472	11,000	823,448
General and administrative expenses	229,602	156,998	662,767	636,067
Total	$1,280,929	$1,238,246	$4,348,364	$4,169,050

Compensation and related expenses

Compensation and related expenses include salaries, stock-based compensation, health insurance and other benefits.

During the three months ended September 30, 2025 and 2024, compensation and related expenses amounted to $775,965 and $461,422, respectively, an increase of $314,543, or 68.2%. The increase was attributable to an increase in stock-based compensation of $194,266 due to the issuance of new stock options, increase in health insurance of $21,531, and an overall increase in compensation and other related expenses of $98,746.

During the nine months ended September 30, 2025 and 2024, compensation and related expenses amounted to $2,422,352 and $1,881,682, respectively, an increase of $540,670, or 28.7%. The increase was attributable to an increase in stock-based compensation of $496,395 due to the issuance of new stock options, and an overall increase in compensation and other related expenses of $44,275.

Marketing and advertising expenses

During the three months ended September 30, 2025 and 2024, marketing and advertising expenses amounted to $54,087 and $34,134, respectively, an increase of $19,953, or 58.4%. During the nine months ended September 30, 2025 and 2024, marketing and advertising expenses amounted to $164,590 and $101,734, respectively, an increase of $62,856, or 61.8%. The increase was primarily due to an increase in promotions, branding and digital marketing strategies and social media ads.

Professional and consulting expenses

During the three months ended September 30, 2025 and 2024, we reported professional and consulting expenses of $221,275 and $222,220, respectively, a decrease of $945, or 0.4%. The decrease was primarily attributable to a decrease in accounting fees of $10,804, a decrease in stock-based consulting fees of $655, a decrease in other consulting fees of $2,500, offset by an increase in investor relations of $5,018, an increase in Edgar filing agent fees of $3,014, an increase in other professional fees of $3,210, and an increase in legal fees of $1,772.

During the nine months ended September 30, 2025 and 2024, we reported professional and consulting expenses of $1,087,655 and $726,119, respectively, an increase of $361,536, or 49.8%. The increase was primarily attributable to an increase in investor relations of $215,322, an increase in legal fees of $92,967, an increase in accounting fees of $85,770, an increase in other consulting fees of $33,408, an increase in Edgar filing agent fees of $24,174, an increase in consulting fees – related party of $12,000, and an increase in other professional fees of $3,712, offset by a decrease in stock-based consulting fees of $105,817.

Research and development expenses

During the three months ended September 30, 2025 and 2024, we incurred $0 and $363,472 in research and development expenses, a decrease of $363,472, or 100.0%. During the nine months ended September 30, 2025 and 2024, we incurred $11,000 and $823,448 in research and development expenses, a decrease of $812,448, or 98.7%. Research and development costs were incurred in connection with our Metaverse software development project, including the development of Habytat which was in the preliminary stage. In 2024, we ceased development of our Metaverse software.

General and administrative expenses

During the three months ended September 30, 2025 and 2024, general and administrative expenses amounted to $229,602 and $156,998, an increase of $72,604, or 46.2%. The increase was primarily attributable to an increase in amortization expense of $9,212, an increase in proxy meeting expenses of $42,865, an increase in computer and internet expenses of $17,804, and an increase in other general and administrative expenses of $2,723.

During the nine months ended September 30, 2025 and 2024, general and administrative expenses amounted to $662,767 and $636,067, an increase of $26,700, or 4.2%. The increase was primarily attributable to an increase in amortization expense of $9,212, and an increase in proxy meeting expenses of $33,577, offset by a decrease in other general and administrative expenses of $16,089.

Loss from Operations

During the three months ended September 30, 2025, loss from operations amounted to $1,280,601 as compared to $1,238,184 during the three months ended September 30, 2024, an increase of $42,417, or 3.4%. During the nine months ended September 30, 2025, loss from operations amounted to $4,347,875 as compared to $4,168,706 during the nine months ended September 30, 2024, an increase of $179,169, or 4.3%. The increase was primarily a result of the changes in operating expenses discussed above

Other Income (Expense)

Other income (expenses) primarily consisted of interest income, gain on deconsolidation of variable interest entities, and foreign currency exchange loss. During the three months ended September 30, 2025 and 2024, we reported other income, net of $49,120 and $54,726, respectively, which solely consisted of interest income. During the nine months ended September 30, 2025 and 2024, we reported other income, net of $140,095 and $219,333, respectively.

During the nine months ended September 30, 2025, other income, net solely consisted of interest income of $140,095. During the nine months ended September 30, 2024, other income, net primarily consisted of interest income of $232,191, gain on deconsolidation of variable interest entities of $107, and a foreign currency exchange loss of $12,965.

Net Loss and Net Loss Attributable to Common Shareholders

Due to the foregoing reasons, during the three months ended September 30, 2025 and 2024, our net loss was $1,231,481 and $1,183,458, respectively, an increase of $48,023, or 4.1%. During the three months ended September 30, 2025 and 2024, after adjusting net loss for the net (income) loss of subsidiary attributable to noncontrolling interest of $30,004 and $(88,343), respectively, net loss attributable to common shareholders of was $1,201,477, or ($0.28) per common share (basic and diluted) and $1,271,801 or ($0.42) per common share (basic and diluted), respectively, a decrease of $70,324, or 5.5%.

During the nine months ended September 30, 2025 and 2024, our net loss was $4,207,780 and $3,949,373, respectively, an increase of $258,407, or 6.5%. During the nine months ended September 30, 2025 and 2024, after adjusting net loss for the net loss of subsidiary attributable to noncontrolling interest of $316,235 and $556,513, respectively, net loss attributable to common shareholders of was $3,891,545, or ($0.93) per common share (basic and diluted) and $3,392,860, or ($1.15) per common share (basic and diluted), respectively, an increase of $498,685, or 14.7%.

Liquidity, Capital Resources and Plan of Operations

The accompanying unaudited consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. As of September 30, 2025, we had cash and cash equivalents of $457,626, short-term investments of $4,346,310, and working capital of $4,193,316. Short-term investments include U.S. Treasury zero coupon bills that are all highly rated and have initial maturities between two and eight months. On January 8, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional investors pursuant to which the Company agreed to sell to such investors 1,200,000 shares of common stock of the Company at a purchase price of $4.25 per share of Common Stock (the “Offering”). The closing of the sales of these securities under the Purchase Agreement took place on January 9, 2025 and we received net proceeds of $4,532,000. Net cash used in operations was $3,515,434 for the nine months ended September 30, 2025. Until such time that the Company implements its growth strategy, it expects to continue to generate operating losses in the foreseeable future, mostly due to corporate overhead, research and development, and costs of being a public company. We believe that our existing working capital and cash on hand will provide sufficient cash to enable the Company to meet its operating needs and debt requirements for the next twelve months from the issuance date of this report.

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

Cash Flow Activities for the Nine Months ended September 30, 2025 and 2024

Cash Flows from Operating Activities

Net cash used in operating activities totaled $3,515,434 and $3,507,202 for the nine months ended September 30, 2025 and 2024, respectively, an increase of $8,232.

Net cash flow used in operating activities for the nine months ended September 30, 2025 primarily reflected a net loss of $4,207,780 adjusted for the add-back of non-cash items consisting of depreciation and amortization of $25,488, amortization of right of use assets of $21,760, and accretion of stock-based stock option and common stock expense of $530,582, offset by changes in operating assets and liabilities primarily consisting of an increase in accounts receivable of $17, an increase in prepaid expenses of $39,645, an increase in accounts payable and accrued expenses of $168,699, a decrease in contract liabilities of $25, and a decrease in operating lease liabilities of $14,496.

Net cash flow used in operating activities for the nine months ended September 30, 2024 primarily reflected a net loss of $3,949,373 adjusted for the add-back (reduction) of non-cash items consisting of depreciation and amortization of $17,347, amortization of right of use assets of $54,065, accretion of stock-based stock option and common stock expense of $132,430, a non-cash gain from deconsolidation of variable interest entities of $(107), foreign currency exchange loss of $12,965, and non-cash research development expense of $166,667, offset by changes in operating assets and liabilities primarily consisting of an increase in accounts receivable of $13, an increase in prepaid expenses of $65,899, an increase in accounts payable and accrued expenses of $185,469, a decrease in contract liabilities of $30, and a decrease in operating lease liabilities of $60,823.

Cash Flows from Investing Activities

Net cash (used in) provided by investing activities amounted to $(1,589,111) and $1,269,566 for the nine months ended September 30, 2025 and 2024, respectively.

During the nine months ended September 30, 2025, we received gross proceeds from the sale of short-term investments of $4,430,372 and purchased short-term investments of $5,824,170. Additionally, we purchased property and equipment of $4,475 and capitalized internal-use software of $190,838.

During the nine months ended September 30, 2024, we received gross proceeds from the sale of short-term investments of $9,757,175 purchased short-term investments of $8,487,609.

Cash Flows from Financing Activities

Net cash provided by financing activities totaled $4,365,472 and $1,916,771 for the nine months ended September 30, 2025 and 2024, respectively.

During the nine months ended September 30, 2025, we received $4,532,000 from the sale of common stock, net, received proceeds from notes payable of $40,000, and paid deferred offering costs of $206,528.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective As of September 30, 2025.

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

On September 9, 2025, we issued 55,000 shares of common stock to a consultant for media campaign services in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act.

(b)	Issuer Purchases of Equity Securities

We did not have any common stock repurchases during the quarterly period ended September 30, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K of the Exchange Act.

ITEM 6. EXHIBITS.

Exhibit No.	Description of Exhibits
3.1	Certificate of Amendment to Amended and Restated Articles of Incorporation dated August 7, 2025 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 8, 2025)
10.1	Amended and Restated 2021 Omnibus Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 6, 2025)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, is formatted in Inline XBRL

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MYSEUM, INC.

Dated: November 13, 2025	/s/ Darin Myman
Darin Myman
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 13, 2025	/s/ Brett Blumberg
Brett Blumberg
Chief Financial Officer
(Principal Financial and Accounting Officer)