Form 10-K
period 2025-12-31
Myseum, Inc.
filed 2026-03-30
CIK 1648960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 001-40729

MYSEUM, INC.

(Exact name of registrant as specified in its charter)

Nevada	47-2502264
(State or other jurisdiction of Incorporation or organization)	I.R.S. Employer Identification No.

65 Church Street, Suite 230 New Brunswick, NJ	08901
(Address of principal executive offices)	(Zip Code)

(732) 374-3529

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	MYSE	The Nasdaq Stock Market LLC
Series A Warrants, each warrant exercisable for one share of Common Stock at an exercise price of $4.98	MYSEW	The Nasdaq Stock Market LLC

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

Large accelerated filter	☐	Accelerated filer	☐
Non-accelerated filter	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $9,989,568 based upon the closing price of $2.54 reported for such date on The Nasdaq Capital Market as of that date.

As of March 29, 2026, there were 4,324,329 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

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

The foregoing list sets forth some, but not all, of the factors that could affect our ability to achieve results described in any forward-looking statements. You should read this Annual Report on Form 10-K and the documents that we reference herein and have filed as exhibits to the Annual Report on Form 10-K, completely and with the understanding that our actual future results may be materially different from what we expect. You should assume that the information appearing in this Annual Report on Form 10-K is accurate as of the date hereof. Because the risk factors referred to on page 5 of this Annual Report on Form 10-K, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all of the information presented in this Annual Report on Form 10-K, and particularly our forward-looking statements, by these cautionary statements.

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

iii

PART I

ITEM 1. BUSINESS

Overview

We are a privacy and social media technology company focused on innovative and creative user platforms. Our flagship platform is “Picture Party by Myseum”, a next-generation on demand social networking platform that makes it easier and private to share your photos, videos and messages both today, and for generations to come. Our innovative social media platform brings a fresh and needed approach to digital media and content management, allowing users to create a digital legacy that makes it easier to share both today, and with future generations. The platform is backed by both patented technology and proprietary software.

We also operate the DatChat Messenger & Private Social Network, which presents technology that allows users to change how long their messages can be viewed before or after users send them, prevents screenshots, and hides encrypted photos in plain sight on camera rolls. The patented technology offers users a traditional texting experience while providing control and security for their messages. With the DatChat Messenger, a user can decide how long their messages last on a recipient’s device while feeling secure that at any time, and delete individual messages or entire message threads, making it like the conversation never happened.

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

The application also enables users to hide secret and encrypted messages behind a cover, which messages can only be unlocked by the recipient and which are automatically destroyed after a fixed number of views or fixed amount of time. Users can decide how long their messages last on the recipient’s device. The application also includes a screenshot protection system, which makes it virtually impossible for the recipient to screenshot a message or picture before it gets destroyed. In addition, users can delete entire conversations at any time, making it like the conversation never even happened.

In addition to the foregoing, the application also provides users with the ability to connect via an encrypted live video chat that also is designed to prevent screenshots or screen grabs. The application integrates with iMessage, making private messages potentially available to hundreds of millions of users.

Myseum Social Media Platform

In March 2025, we launched our Myseum social media platform, an innovative social media platform that brings a fresh approach to digital media and content management, allowing users to create a digital legacy that can be easily shared today and with future generations. Backed by proprietary software, the multi-tiered social media ecosystem enables individuals, families, and other groups to store and share digital content such as messages, photos, videos, and documents within a highly secure and private family library. Myseum allows users to create amazing albums and galleries for everyone to see, create special private and secure galleries with limited access, personalize a user’s newsfeed with updates from other Myseums and leave time released video messages for both now and future generations.

Picture Party Platform

In December 2025, we launched Picture Party by Myseum, a new on demand social networking and social sharing platform designed to address growing concerns around content control, security, and intentional digital connection. The platform was developed to capitalize on the widespread need for a more controlled and purposeful way to share photos and videos-one that solves persistent privacy and ownership challenges not adequately addressed by existing social media offerings. Picture Party by Myseum introduces a new way to make sharing photos, videos and messages easier, a lot more fun and private. Picture Party is much more than a shared album; it’s a complete personal and private social network with a live feed that updates instantly as all guests’ posts. A user can share a post with dozens of pictures, comment and react. It even organizes the photos in an album, or the user can relive the Picture Party with all the comments and posts as they happened. Unlike group chats that are unorganized, no matter when a user joins the Picture Party, they can see everything from the beginning. Picture Party makes it easier and more fun to share with the people right next to the user, or anywhere in the world.

Picture Party solves everyday sharing frustrations by eliminating the common headaches of modern photo sharing:

●	No more passing around a phone for others to view photos and videos.

●	No more crowds gathering over a user’s shoulder to see a clip.

●	No more debating whether to text, drop, email, or tag group photos.

●	No more struggling with social media privacy, data exposure, or AI training risks.

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

Following the acquisition, in January 2025, we returned 3,500,000 shares of RPM’s common stock held by us to RPM, which shares were cancelled and are no longer outstanding on RPM’s stock ledger. Following these transactions, we held 12,500,000 shares of the RPM’s common stock, or approximately 34% of its outstanding shares. On December 12, 2025, RPM entered into an Agreement and Plan of Merger with Avalon GloboCare Corp., a Delaware corporation (“Avalon”), and certain other parties, pursuant to which the Company sold its minority interest in RPM to Avalon. Upon the closing of the transaction, the Company received 6,561.71 shares of Series E Preferred Stock of Avalon as consideration. As a result of the closing, the Company no longer holds a controlling interest in and is no longer the primary beneficiary of RPM, which was a variable interest entity, and as of December 12, 2025, has deconsolidated RPM. In accordance with ASC 205-20, the results of operations and the assets and liabilities of RPM have been classified as discontinued operations for all periods presented in the accompanying consolidated financial statements.

The Habytat

Prior to the acquisition of RPM, we had developed and launched, in November 2022, the Habytat, a virtual space that blends real world and virtual realities into one, in real time, using emerging technology like virtual and augmented reality, to create a highly immersive 3D environment. We had further contemplated spinning-off our Habytat platform business into a new standalone public company pursuant to a distribution of shares to our shareholders. As discussed above, following our acquisition of RPM in October 2024, we ceased our development of the Habytat platform.

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

Our flagship applications are the DatChat Privacy Platform and Private Encrypted Social Network and Picture Party by Myseum, which both address the needs of consumers and businesses to communicate with increased levels of privacy and control over messages and social posts, even after they are sent or shared.

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

Myseum and Picture Party by Myseum Social Media Platform

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

Our Myseum and Picture Party by Myseum applications address the needs of both consumers and businesses by bringing a fresh approach to digital media and content management, allowing users to create a digital legacy that can be easily shared today and with future generations. The innovative social media platform brings a fresh approach to digital media and content management, allowing users to create a digital legacy that can be easily shared today and with future generations. Backed by privacy technology and proprietary software, the multi-tiered social media ecosystem enables individuals, families, and other groups to store and share digital content such as messages, photos, videos, and documents within a secure and private media library. In addition, we are developing a blockchain-based, decentralized media storage and sharing platform that is being designed to allow consumers and businesses to connect directly with each other. Recognizing that currently our media is more often stored in digital form, it can make it harder to share both now and with future generations we set out to build the Myseum and Picture Party by Myseum Social Media platform to solve this problem.

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

Intellectual Property Portfolio

DatChat Messenger & Private Social Network and Picture Party by Myseum

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

As of March 28, 2026, we had 20 issued patents, no notices of allowance and 1 filed patent applications in the United States relating to our encryption technologies, blockchain platform and digital assets. Our issued patents will expire in 2036. In addition, we plan to continue expanding and strengthening our IP portfolio with additional patent applications in the future. We may not be able to obtain protection for our intellectual property, and our existing and future patents, trademarks, and other intellectual property rights may not provide us with competitive advantages or distinguish our products and services from those of our competitors. Our pending patent application and future applications may not result in the issuance of patents, and any resulting issued patents may have claims narrower than those in our patent applications. Additionally, our current and future patents, trademarks, and other intellectual property rights may be contested, circumvented, or found unenforceable or invalid, and we may not be able to prevent third parties from infringing them. Our internal controls may not always be effective at preventing unauthorized parties from obtaining our intellectual property and proprietary technologies.

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

Employees

As of March 29, 2026, we have a total of 11 full-time employees and no part-time employees. We have established a network of external professionals and consultants to which we outsource various research and development and operational tasks in an effort to minimize administrative overhead. We are not a party to any collective bargaining agreements. We believe that we maintain good relations with our employees.

Our Corporate Information

DatChat, Inc. was initially incorporated in Nevada on December 4, 2014 under the name YssUp, Inc. On March 4, 2015, an amendment to our articles of incorporation was filed with the Nevada Secretary of State, changing YssUp, Inc.’s name to “DatChat, Inc.” On September 22, 2016, we filed amended and restated articles of incorporation were filed with the Nevada Secretary of State in order to, among other things, authorize the Company to issue preferred stock. On August 7, 2025, we filed a Certificate of Amendment to our Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada to change our name to “Myseum, Inc.”

Available Information

Our website address is www.myseum.com. The contents of, or information accessible through, our website is not part of this Annual Report on Form 10-K, and our website address is included in this document as an inactive textual reference only. We make our filings with the U.S. Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, available free of charge on our website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the SEC. The public may read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC’s website is www.sec.gov. The information contained in the SEC’s website is not intended to be a part of this filing.

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

Our limited operating history makes evaluating the business and future prospects difficult and may increase the risk of your investment. We were incorporated in 2014, and since then there have been a limited amount of downloads of the application. To date, we have minimal revenues. As reflected in the accompanying consolidated financial statements, for the years ended December 31, 2025 and 2024, we incurred a net loss of $3,040,119 and $5,025,007, respectively. Additionally, for the years ended December 31, 2025 and 2024, we used cash in operations of $4,267,074 and $4,811,145, respectively. As of December 31, 2025, we had working capital of $3,045,399. We intend, in the long term, to derive revenues from advertisement sales, technology licensing, and other forms of revenue. The application is available for download on certain mobile platforms and we are developing compatibility with other platforms. We also continue to develop and refine functions of the application.

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

We are focused on the mobile application and social sharing platform industries, which is already saturated with established companies. Many of these companies, including Apple Inc., Alphabet Inc., Facebook, Inc., Snap Inc., TikTok, iCloud Shared Photo, Pinterest, Google Photos, Amazon Drive, Photobucket and Shutterfly, already have an established market in our industry. Most of these companies have significantly greater financial and other resources than us and have been developing their products and services longer than we have been developing ours.

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

Because Myseum is based on certain new technologies, it is subject to risks of failure that are particular to new technologies, including the possibility that:

●	Myseum may not gain market acceptance;

●	proprietary rights of third parties may preclude us from marketing a new product or service;

●	Myseum may not receive the exposure required to obtain new users; or

●	third parties may market superior products or services.

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

Our directors, executive officers and each of our stockholders who owned greater than 5% of our outstanding Common Stock beneficially, as of March 29, 2026, own approximately 11.15% of our common stock outstanding. Accordingly, these stockholders have and will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, a merger, the consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with our other investors’ interests. For example, these stockholders could delay or prevent a change in control of us, even if such a change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their Common Stock as part of a sale of the Company or our assets. The significant concentration of stock ownership may negatively impact the value of our Common Stock due to potential investors’ perception that conflicts of interest may exist or arise.

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

The material cybersecurity threats identified through these processes are managed by our Chief Technology Officer and, where appropriate, our risk and compliance committee, in consultation with management. Together, they identify responsive actions for inclusion in our annual strategic planning, or earlier resolution depending on the nature of the risk.

For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see “Risk Factors” in Part I, Item 1A in this Annual Report on Form 10-K.

ITEM 2. PROPERTIES

Our principal executive offices are located at 65 Church Street, Suite 230, New Brunswick, NJ 08901. We lease our office for a monthly base rent of $6,417 plus a pro rata share of operating expenses, with three percent (3%) annual increases in monthly installments on the first day of each year pursuant to a lease which terminates on May 9, 2029. In addition to the monthly base rent, we are charged separately for a monthly payment of $307 for electrical use which is considered a non-lease component. These non-lease component payments are expensed as incurred and are not included in operating lease assets or liabilities. We believe that our current office space will be adequate for the foreseeable future. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock and Series A Warrants are listed on the Nasdaq Capital Market under the symbols “MYSE” and “MYSEW,” respectively.

Shareholders

As of March 29, 2026, we had 1,433 shareholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Issuer Purchases of Equity Securities

None.

Recent Sales of Unregistered Securities

On September 9, 2025, we entered into a 6-month consulting agreement for media campaign services to the Company. As compensation to the consultant, we issued 55,000 of our shares of common stock. These shares were valued at $111,650 or $2.03 per share, based on the underlying market value of the share price on the date of the issuance which is on September 9, 2025. The issuance was made pursuant to Section 4(a)(2) of the Securities Act.

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

Overview

We are a privacy and social media technology company focused on innovative and creative user platforms. Our flagship platform is “Picture Party by Myseum”, a next-generation social sharing platform that makes it easier to share your photos and videos both today, and for generations to come. Our innovative social media platform brings a fresh and needed approach to digital media and content management, allowing users to create a digital legacy that makes it easier to share both today, and with future generations. The platform is backed by both patented technology and proprietary software.

We also operate the DatChat Messenger & Private Social Network, which presents technology that allows users to change how long their messages can be viewed before or after users send them, prevents screenshots, and hides encrypted photos in plain sight on camera rolls. The patented technology offers users a traditional texting experience while providing control and security for their messages. With the DatChat Messenger, a user can decide how long their messages last on a recipient’s device while feeling secure that at any time, and delete individual messages or entire message threads, making it like the conversation never happened.

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

The application also enables users to hide secret and encrypted messages behind a cover, which messages can only be unlocked by the recipient and which are automatically destroyed after a fixed number of views or fixed amount of time. Users can decide how long their messages last on the recipient’s device. The application also includes a screenshot protection system, which makes it virtually impossible for the recipient to screenshot a message or picture before it gets destroyed. In addition, users can delete entire conversations at any time, making it like the conversation never even happened.

In addition to the foregoing, the application also provides users with the ability to connect via an encrypted live video chat that also is designed to prevent screenshots or screen grabs. The application integrates with iMessage, making private messages potentially available to hundreds of millions of users.

Myseum Social Media Platform

In March 2025, we launched our Myseum social media platform, an innovative social media platform that brings a fresh approach to digital media and content management, allowing users to create a digital legacy that can be easily shared today and with future generations. Backed by Proprietary technology, the multi-tiered social media ecosystem enables individuals, families, and other groups to store and share digital content such as messages, photos, videos, and documents within a highly secure and private family library. Myseum allows users to create amazing albums and galleries for everyone to see, create special private and secure galleries with limited access, personalize a user’s newsfeed with updates from other Myseums and leave time released video messages for both now and future generations.

Picture Party Platform

In December 2025, we launched Picture Party by Myseum, a new instant social networking and social sharing platform designed to address growing concerns around content control, security, and intentional digital connection. The platform was developed to capitalize on the widespread need for a more controlled and purposeful way to share photos and videos-one that solves persistent privacy and ownership challenges not adequately addressed by existing social media offerings. Picture Party by Myseum introduces a new way to make sharing photos and videos easier, a lot more fun and private. Picture party is much more than a shared album; it’s a complete personal and private social network with a live feed that updates instantly as all guests’ posts. A user can share a post with dozens of pictures, comment and react. It even organizes the photos in an album, or the user can relive the Picture Party with all the comments and posts as they happened. Unlike group chats that are unorganized, no matter when a user joins the Picture Party, they can see everything from the beginning. Picture Party by Myseum makes it easier and more fun to share with the people right next to the user, or anywhere in the world.

Picture Party by Myseum solves everyday sharing frustrations by eliminating the common headaches of modern photo sharing:

●	No more passing around a phone for others to view photos and videos.

●	No more crowds gathering over a user’s shoulder to see a clip.

●	No more debating whether to text, drop, email, or tag group photos.

●	No more struggling with social media privacy, data exposure, or AI training risks.

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

Following the acquisition, in January 2025, we returned 3,500,000 shares of the RPM common stock held by us to RPM, which shares were cancelled and are no longer outstanding on RPM’s stock ledger. Following these transactions, we held 12,500,000 shares of the RPM’s common stock, or approximately 34% of its outstanding shares.

On December 12, 2025, RPM entered into an Agreement and Plan of Merger with Avalon GloboCare Corp., a Delaware corporation (“Avalon”), and certain other parties, pursuant to which the Company sold its minority interest in RPM to Avalon. Upon the closing of the transaction, the Company received 6,561.71 shares of Series E Preferred Stock of Avalon as consideration. As a result of the closing, the Company is no longer a primary beneficiary of RPM and as of December 12, 2025, has deconsolidated RPM. In accordance with ASC 205-20, the results of operations and the assets and liabilities of RPM have been classified as discontinued operations for all periods presented in the accompanying consolidated financial statements.

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

Name and Symbol Changes

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

Noncontrolling interests

The Company follows ASC Topic 810, “Consolidation,” governing the accounting for and reporting of noncontrolling interests (“NCI”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. In accordance with ASC Topic 810-10-45, the Company presented noncontrolling interests as a separate component of total shareholders’ equity on the consolidated balance sheets. Certain provisions of this standard indicate, among other things, that that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than as step acquisitions or dilution gains or losses, and that losses of a partially-owned consolidated subsidiary be allocated to noncontrolling interests even when such allocation might result in a deficit balance. For the years ended December 31, 2025 and 2024, the net loss attributed to NCI was included in the accompanying consolidated statements of operations and comprehensive loss as part of discontinued operations. Losses attributable to NCI in a subsidiary may exceed a NCI’s interests in the subsidiary’s equity. The excess attributable to NCI is attributed to those interests. NCI shall continue to be attributed their share of losses even if that attribution results in a deficit NCI balance.

The Company allocated certain corporate common expenses to its subsidiaries based on the ratio of direct subsidiary expenses to total consolidated expenses. Management believes that this allocation method is reasonable.

Through January 10, 2024, the date that VR Interactive purchased 8,000,000 shares of RPM from Metabizz LLC, any noncontrolling interest was eliminated in consolidation. Subsequent to January 10, 2024, the Company ceased eliminating the noncontrolling interest in consolidation and recorded an initial negative noncontrolling interest in total equity for the portion of equity ownership not attributable to Myseum based on the minority interest holders’ ownership interest in the carrying value of RPM’s equity. Due to the issuance of common shares by RPM, during the year ended December 31, 2024, the Company recorded aggregate initial negative noncontrolling interest of $1,351,942 in total equity for the portion of additional equity ownership not attributable to the Company based on the minority interest holders’ ownership interest in the carrying value of RPM’s equity. During the year ended December 31, 2024, the Company also allocated $785,847 of the net loss of the subsidiary to noncontrolling interest resulting in a total noncontrolling interest deficit of $2,137,789 as of December 31, 2024. Due to the cancellation of common shares by RPM, during the year ended December 31, 2025, the Company recorded aggregate initial negative noncontrolling interest of $188,810 in total equity for the portion of additional equity ownership not attributable to the Company based on the minority interest holders’ ownership interest in the carrying value of RPM’s equity. The Company also allocated $432,847 of the net loss of the subsidiary to noncontrolling interest during the year ended December 31, 2025. Immediately prior to the sale and deconsolidation of RPM on December 12, 2025, aggregate accumulated noncontrolling interest deficit amounted to $2,759,446. Upon deconsolidation, this balance was eliminated and included in the calculation of the gain on deconsolidation (see Note 3). As of December 31, 2025, there is no noncontrolling interest balance remaining on the consolidated balance sheet.

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

Based on the Company’s analysis, on February 14, 2023, Metabizz, LLC, a Florida corporation, and Metabizz SAS, a company incorporated under the laws of Columbia (collectively “Metabizz”), were determined to be VIE entities in accordance with ASC 810-10-25-22 because the equity owners in Metabizz did not have the characteristics of a controlling financial interest and the initial equity investments in these entities may be or are insufficient to meet or sustain its operations without additional subordinated financial support from Myseum. The equity owners of Metabizz had only a nominal equity investment at risk, and the Company absorbed or received a majority of the entity’s expected losses or benefits. The Company participated significantly in the design of Metabizz. The Company previously provided working capital advances to Metabizz to allow Metabizz to fund its day-to-day obligations. Substantially all of the activities of Metabizz were conducted for the Company’s benefit, as evidenced by the fact that the operations of Metabizz consisted of development of software and technologies to be used by RPM and the Company provided working capital to Metabizz to pay employees and independent contractors to perform the development services on behalf of the Company. Repayment of the working capital advances is not guaranteed by the equity owner of Metabizz and creditors of Metabizz do not have recourse against the Company. Accordingly, the Company was required to consolidate the assets, liabilities, revenues and expenses of Metabizz using the fair value method. Additionally, the managing partner of Metabizz was also the Chief Innovation Officer of RPM. Since Metabizz, LLC and Metabizz SAS were considered VIE’s, any noncontrolling interest eliminated in consolidation. On March 31, 2024, based on the Company’s analysis, the Company deconsolidated Metabizz, LLC and Metabizz SAS. During the three months ended March 31, 2024, the Company ceased doing business with Metabizz, LLC and Metabizz SAS and began paying technology professionals directly. In connection with the deconsolidation of Metabizz, LLC and Metabizz SAS, during the year ended December 31, 2024, the Company recorded a gain on deconsolidation of $107.

Immediately following the August 27, 2024 Asset Purchase Agreement with the Seller (See Note 1), the Company owned 46.7% of RPM. Based on the Company’s analysis, on August 27, 2024, the Company determined that RPM met the definition of a VIE under the VIE model, which provides for situations in which control may be demonstrated other than by the possession of voting rights in RPM. Until the date of sale on December 12, 2025, the Company continued to have the power to direct the activities of RPM that most significantly impact RPM’s economic performance and the obligation to absorb losses of RPM that could potentially be significant to RPM or the right to receive benefits from RPM that could potentially be significant to RPM. Immediately prior to the sale and deconsolidation, the Company retained approximately 33.7% ownership of RPM. As of December 31, 2024, the Company retained approximately 39.7%. As a result of the sale and deconsolidation on December 12, 2025, the Company no longer consolidates RPM and does not hold a variable interest in any entity.

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

Results of Operations

Revenue

During the years ended December 31, 2025 and 2024, we generated revenues of $550 and $436, respectively, which consisted of subscription revenues.

Operating expenses

For the year ended December 31, 2025, operating expenses amounted to $5,490,608 as compared to $3,217,603 for the year ended December 31 2024, an increase of $2,273,005, or 70.6%. For the years ended December 31 2025 and 2024, operating expenses consisted of the following:

	Year Ended December 31,
	2025	2024
Compensation and related expenses	$3,108,633	$1,794,611
Marketing and advertising expenses	238,992	84,163
Professional and consulting expenses	1,412,792	582,267
Research and development	-	166,667
General and administrative expenses	730,191	589,895
Total	$5,490,608	$3,217,603

Compensation and related expenses

Compensation and related expenses include salaries, stock-based compensation, health insurance and other benefits.

During the year ended December 31, 2025 and 2024, compensation and related expenses amounted to $3,108,633 and $1,794,611, respectively, an increase of $1,314,022, or 73.2%. The increase was attributable to an increase in stock-based compensation of $723,890 due to the issuance of new stock options in 2025, an increase in bonus of $50,000, and an overall increase in compensation and other related expenses of $540,132 as a result of a decrease in the allocation of compensation and related expenses to RPM, which is included in loss from discontinued operations.

Marketing and advertising expenses

During the years ended December 31, 2025 and 2024, marketing and advertising expenses amounted to $238,992 and $84,163, respectively, an increase of $154,829, or 184.0%, primarily due to an overall increase in promotions, branding and digital marketing strategies and social media advertisements.

Professional and consulting expenses

During the years ended December 31, 2025 and 2024, we reported professional and consulting expenses of $1,412,792 and $582,267, respectively, an increase of $830,525, or 142.6%. The increase was attributable to an increase in legal fees of $400,931, an increase in investor relations fees of $217,850, an increase in accounting fees of $24,776, an increase in stock-based consulting fees of $19,135, an increase in other consulting fees of $9,908, and an increase in other professional fees of $157,925, primarily due to a decrease in the allocation of professional and consulting expenses to RPM, which is included in loss from discontinued operations.

Research and development expenses

During the years ended December 31, 2025 and 2024, we incurred $0 and $166,667 in research and development expenses, a decrease of $166,667, or 100.0%. Research and development expenses in 2024 were incurred in connection with an Asset Purchase Agreement dated August 27, 2024 pursuant to which we acquired certain software and recorded research and development expense.

General and administrative expenses

During the years ended December 31, 2025 and 2024, general and administrative expenses amounted to $730,191 and $589,895, respectively, an increase of $140,296, or 23.8%. The increase was primarily attributable to an increase in travel expenses of $57,566, an increase in internet and computer expenses of $52,892, and an increase in other general and administrative expenses of $96,449. These increases were offset by a decrease in settlement expense of $66,611 recorded in connection with the Ambassador Settlement discussed elsewhere.

Loss from Operations

During the year ended December 31, 2025, loss from operations amounted to $5,490,058 as compared to $3,217,167 during the year ended December 31, 2024, an increase of $2,272,891, or 70.6%.

Other Income (Expense)

Other income (expenses) primarily consisted of interest income, gain on extinguishment of liabilities. During the years ended December 31, 2025 and 2024, we reported other income, net of $235,412 and $268,752, respectively, a decrease of $33,340, or 12.4%.

During the year ended December 31, 2025, other income, net primarily consisted of interest income, net of $172,754 and gain on extinguishment of liabilities of $62,658.

During the year ended December 31, 2024, other income, net solely consisted of interest income of $268,752.

Loss from Continuing Operations

During the year ended December 31, 2025, loss from continuing operations amounted to $5,254,646 as compared to $2,948,415 during the year ended December 31, 2024, an increase of $2,306,231, or 78.2%.

Gain (Loss) from Discontinued Operations

For the year ended December 31, 2025, gain from discontinued operations amounted to $2,214,527 as compared to a loss from discontinued operations of $2,076,592 for the year ended December 31 2024, a positive increase of $4,291,119, or 206.6%. The following table summarizes the results of the discontinued operations for the years ended December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Operating expenses	$488,066	$2,063,736
Other expenses	173,299	12,963
Loss from discontinued operations, net of tax	(661,365)	(2,076,699)
Gain on sale and deconsolidation of variable interest entities	2,875,892	107
Total gain (loss) from discontinued operations, net	$2,214,527	$(2,076,592)

Net Loss and Net Loss Attributable Common Shareholders

Due to the foregoing reasons, during the years ended December 31, 2025 and 2024, our net loss was $3,040,119 and $5,025,007, respectively, a decrease of $1,984,888, or 39.5%. During the years ended December 31, 2025 and 2024, our net loss attributable to Myseum, Inc. shareholders was $2,607,272 and $4,239,160, respectively, a decrease of $1,631,888, or 38.5%.

During the year ended December 31, 2025, our total basic and diluted net loss per common share attributable to Myseum, Inc. shareholders was $(0.62). During the year ended December 31, 2024, our total basic and diluted net loss per common share attributable to Myseum, Inc. shareholders was $(1.43).

Liquidity, Capital Resources and Plan of Operations

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. On December 31, 2025, we had a cash balance of $749,030, short-term investments of $2,981,909, and working capital of $3,045,399. Short-term investments include U.S. Treasury zero coupon bills that are all highly rated and have initial maturities between one and five months. During the year ended December 31, 2025, we incurred a net loss of $3,040,119 and used net cash in operations of $4,267,074. Additionally, the Company had nominal revenues in 2025.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital to fund its research and development (“R&D”) activities and meet its obligations on a timely basis. There can be no assurance that sufficient funding will be available to allow the Company to successfully continue its R&D activities and meet its obligations. If the Company is unable to obtain the necessary funds, significant reductions in spending and the delay or cancellation of planned activities may be necessary. These actions would have a material adverse effect on the Company’s business, results of operations, and prospects. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these consolidated financial statements are issued. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. As of December 31, 2025,

Our primary uses of cash has been for research and development, compensation and related expenses, fees paid to third parties for professional services, marketing and advertising expenses, and general and administrative expenses. All funds received have been expended in the furtherance of growing the business. We received funds from the sale of our common stock, sale of common stock of RPM, and the exercise of warrants. The following trends are reasonably likely to result in changes in our liquidity over the near to long term:

●	An increase in working capital requirements to finance our current business,

●	Cost of research and development,

●	Addition of administrative, technical and sales personnel as the business grows, and

●	The cost of being a public company.

Cash Flows from Operating Activities

Net cash used in operating activities totaled $4,267,074 and $4,811,145 for the years ended December 31, 2025 and 2024, respectively, an increase of $544,071.

Net cash flow used in operating activities for the year ended December 31, 2025 primarily reflected a net loss of $3,040,119 adjusted for the add-back (reduction) of non-cash items consisting of depreciation and amortization of $41,430, amortization of right of use assets of $33,590, accretion of stock-based stock option and common stock expense of $866,325, gain on deconsolidation of variable interest entities of $(2,875,892), and gain on extinguishment of liabilities of $(62,658), offset by changes in operating assets and liabilities primarily consisting of a decrease in accounts receivable of $124, an increase in prepaid expenses of $117,519, a decrease in assets of discontinued operations of $446,670, an increase in accounts payable and accrued expenses of $493,667, a decrease in contract liabilities of $29, a decrease in liabilities of discontinued operations of $26,845, and a decrease in operating lease liabilities of $25,818.

Net cash flow used in operating activities for the year ended December 31, 2024 primarily reflected a net loss of $5,025,007, adjusted for the add-back (reduction) of non-cash items consisting of depreciation and amortization of $23,129, amortization of right of use assets of $73,977, accretion of stock-based stock option and common stock expense of $123,300, common stock expense of RPM of $22,500, a non-cash gain from deconsolidation of variable interest entities of $(107), foreign currency exchange loss of $12,965, and non-cash research and development expense of $166,667, offset by changes in operating assets and liabilities primarily consisting of an increase in prepaid expenses of $4,639, an increase in assets of discontinued operations of $437,048, an increase in accounts payable and accrued expenses of $282,697, an increase in liabilities of discontinued operations of $24,871, and a decrease in operating lease liabilities of $83,674.

Cash Flows from Investing Activities

Net cash provided (used in) by investing activities amounted to $(244,236) and $2,236,751 for the years ended December 31, 2025 and 2024, respectively, a decrease of $2,480,987.

During the year ended December 31, 2025, cash flows used in investing activities comprised of gross proceeds from the sale of short-term investments of $6,385,797, purchase of short-term investments of $6,415,194, purchase of property and equipment of $4,475, a decrease of in cash from sale of RPM of $14,026, and an increase in the capitalization of internal-use software of $196,338.

During the year ended December 31, 2024, we purchased short-term investments of $10,767,288 and received gross proceeds from the sale of short-term investments of $13,004,039.

Cash Flows from Financing Activities

Net cash provided by financing activities totaled $4,493,355 and $2,394,971 for the years ended December 31, 2025 and 2024, respectively, an increase of $2,098,384.

During the year ended December 31, 2025, we received $4,532,000 from the sale of common stock, net, received proceeds from notes payable of $40,000, and paid deferred offering costs of $78,645.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are contained in pages F-1 through F-30, which appear at the end of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of December 31, 2025, the end of the period covered by this Annual Report on Form 10-K, have concluded that our disclosure controls and procedures were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

As of December 31, 2025, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework - 2013. Based on this assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting was not effective because it identified a material weakness. A material weakness is a significant deficiency or a combination of significant deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Specifically, management concluded that the ineffectiveness of our internal controls over financial reporting was due to the following material weaknesses:

●	We lack segregation of duties within accounting functions duties as a result of our limited financial resources to support hiring of personnel.

●	The lack of multiples levels of management review of complex business, accounting and financial reporting issues.

●	We have not implemented adequate system and manual controls.

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

ITEM 9B. OTHER INFORMATION

During our last fiscal quarter ended December 31, 2025, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and positions of our executive officers and directors.

NAME	AGE	POSITION
Darin Myman	61	Chief Executive Officer and Chairman
Peter Shelus	42	Chief Technology Officer and Director
Brett Blumberg	47	Chief Financial Officer
Wayne Linsley	69	Director
Joseph Nelson	42	Director
Carly Luogameno	37	Director

The business background and certain other information about our directors and executive officers is set forth below.

Darin Myman - Chief Executive Officer and Director

Darin Myman has served as Chief Executive Officer and Chairman of the board of directors since January 2015. Previously, Mr. Myman served as co-founder and Chief Executive Officer of Wally World Media, Inc., (OTC:WLYW). He also has served as the Chief Executive Officer and a member of PeopleString’s board of directors since PeopleString’s inception. Mr. Myman developed extensive Internet skills through a variety of positions. He has executive management and founder experience, having served as a co-founder and Chief Executive Officer of BigString Corporation, a publicly traded company, since October 2005. He also has corporate governance and board experience having served as a member of BigString’s board of directors since BigString’s inception. Prior to BigString, Mr. Myman was a co-founder and Chief Executive Officer of LiveInsurance.com, the first online insurance broker that pioneered the electronic storefront for large national insurance agencies. Prior to co-founding LiveInsurance.com, he served as a Vice President of the online brokerage services unit of Westminster Securities Corporation. We believe that Mr. Myman is qualified to serve as a member of our board of directors because of his background in business and experience in senior leadership and as a board member of public companies.

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

Joseph Nelson – Director

Joseph Nelson has served as a member of our board of directors since August 2021. Since February 2026, Mr. Nelson has been the Chief Financial Officer of Deep Isolation Nuclear, Inc., the first company to undertake the development of technologies for nuclear waste disposal in deep boreholes. From April 2022 through January 2026, Mr. Nelson served as Chief Financial Officer of Delta Corp Holdings Limited, a global, asset-light, fully integrated company engaged in transportation/logistic services, asset management and servicing the maritime industry supply chain. From December 2017 to March 2022, Mr. Nelson served as the Head of Investor Relations for GasLog Ltd., and GasLog Partners LP, a leading international owner, operator and manager of liquefied natural gas carriers providing support to many of the world’s largest energy companies. From November 2014 to November 2017, Mr. Nelson served as an Equity Research Analyst at Credit Suisse. Mr. Nelson holds a Master of Business Administration degree from New York University’s Stern School of Business; a Bachelor of Science degree in chemistry and a Bachelor of Art degree in philosophy from the Stevens Institute of Technology. We believe that Mr. Nelson is qualified to serve as a member of our board of directors because of his experience in investor relations and background in business and finance.

Carly Luogameno – Director

Carly Luogameno has served as a member of our board of directors since August 2021. Since May 2011, Mrs. Luogameno has worked as a digital consultant at ShmeeLive. From May 2018 to June 2020, Mrs. Luogameno served as a digital director for Lust For Life, LLC, a subsidiary of Renewable Energy & Power, Inc. (OTCQB: RBNW). From August 2013 to September 2015, Mrs. Luogameno served as the Marketing Director for Jerrick Media (OTC: JMDA, now Creatd, OTC: VOCL). Mrs. Luogameno has in-depth experience in ecommerce and digital industries with specializations in digital marketing campaign development, content marketing strategy, SEO and paid media management. Her digital marketing background is rooted in inbound marketing strategies and her approach focuses on listening to user needs and communicating to them via high quality content in order to attract return visitors and engagements. Mrs. Luogameno specializes in working with start-up companies, across the technology, healthcare and fashion industries. Mrs. Luogameno holds Bachelor of Art degree in arts, entertainment & media management from Columbia College Chicago.

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

Our audit committee consists of Wayne D. Linsley, Carly Luogameno and Joseph Nelson, with Mr. Linsley serving as chair. Our board of directors has affirmatively determined that each meet the definition of “independent director” under the rules of The Nasdaq Capital Market, and that they meet the independence standards under Rule 10A-3. Each member of our audit committee meets the financial literacy requirements of Nasdaq rules. In addition, our board of directors has determined that Wayne D. Linsley qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. Our board of directors adopted a written charter for the audit committee, which is available on our principal corporate website at www.myseum.com.

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

Our compensation committee consists of Wayne D. Linsley, Carly Luogameno and Joseph Nelson, with Mr. Linsley serving as chair. Our board of directors has adopted a written charter for the compensation committee, which is available on our principal corporate website at www.myseum.com.

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

Our nominating and corporate governance committee consists of Wayne D. Linsley, Carly Luogameno and Joseph Nelson, with Mr. Linsley serving as chair. Our board of directors has adopted a written charter for the nominating and corporate governance committee, which is available on our principal corporate website at www.myseum.com.

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

Code of Business and Ethics Conduct

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code posted on our website, www.myseum.com. In addition, we intend to post on our website all disclosures that are required by law or rules concerning any amendments to, or waivers from, any provision of the code.

Anti-hedging

We do not currently have a policy prohibiting employees, officers, or directors from engaging in transactions that hedge or offset, or are designed to hedge or offset, any decrease in the market value of the Company’s equity securities.

Changes in Nominating Procedures

None.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth for the year ended December 31, 2025 and 2024, the compensation awarded to, paid to, or earned by, our Chief Executive Officer and two other most highly compensated executive officers, whose total compensation during such years exceeded $100,000. We refer to these officers as our “named executive officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)[1]	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Darin Myman	2025	$450,000	$350,000	$-	$1,370,177	$-	$-	$-	$2,170,177
Chief Executive Officer	2024	$450,000	$300,000	$-	$-	$-	$-	$-	$750,000

Brett Blumberg	2025	$60,000	-	-	$-	-	$-	-	$60,000
Chief Financial Officer	2024	$60,000	-	-	$-	-	$-	-	$60,000

Peter Shelus	2025	$275,000	$-	$-	$93,983	$-	$-	$-	$368,983
Chief Technology Officer	2024	$275,000	$-	$-	$-	$-	$-	$-	$275,000

(1)	As required by SEC rules, the amounts in this column reflect the grant date or modification date fair value as required by FASB ASC Topic 718. A discussion of the assumptions and methodologies used to calculate these amounts is contained in the notes to our consolidated financial statements under “Shareholders’ Deficit”.

Outstanding Equity Awards at December 31, 2025

The following table provides information regarding option awards held by each of our named executive officers that were outstanding as of December 31, 2025.

	STOCK AWARDS							Equity Incentive Plan	Equity Incentive Plan Awards:
Name	Number of Securities Underlying Unexercised options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that Have not Vested ($)	Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($)
Darin Myman	25,000	—	—	350.00	9/28/2026	—	—	—	—
Darin Myman	50,000	150,000	—	5.50	1/14/2035	—	—	—	—
Darin Myman	-	225,000	—	3.00	8/18/2030	—	—	—	—
Brett Blumberg	5,000	—	—	15.00	9/06/2028	—	—	—	—

Non-Employee Director Compensation

The following table presents the total compensation for each person who served as a non-employee member of our Board of Directors and received compensation for such service during the fiscal year ended December 31, 2025.

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Joseph Nelson	36,000	0	56,929	0	0	-	92,929
Carly Luogameno	36,000	0	56,929	0	0	-	92,929
Wayne Linsley	60,000	0	56,929	0	0	-	116,929

(1)	As required by SEC rules, the amounts in this column reflect the grant date or modification date fair value as required by FASB ASC Topic 718. A discussion of the assumptions and methodologies used to calculate these amounts is contained in the notes to our consolidated financial statements under “Shareholders’ Deficit”.

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

Darin Myman Employment Agreement

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of shares of our common stock as of March 29, 2026 by (i) each person known to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our directors and named executive officers as a group. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

Name(1)	Shares	Percentage(2)
Darin Myman (3)	319,516	7.26%
Peter Shelus (6)	111,250	2.59%
Brett Blumberg (4)	5,000	*	%
Wayne D. Linsley (5)	13,750	*	%
Joseph Nelson (5)	13,750	*	%
Carly Luogameno (5)	13,750	*	%
All Director, Director Nominees, Named Executive Officers and Named Executive Officer Nominees as a group (6 persons)	477,016	11.15%

*	Represents beneficial ownership of less than 1%.

(1)	The address of each holder listed below, except as otherwise indicated, is 65 Church Street, Suite 230, New Brunswick, New Jersey 08901.

(2)	The calculation in this column is based upon 4,276,274 shares of common stock outstanding on March 29, 2026. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the subject securities. Shares of common stock that are currently exercisable or convertible within 60 days of March 29, 2026 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage beneficial ownership of such person, but are not treated as outstanding for the purpose of computing the percentage beneficial ownership of any other person.

(3)	Includes 125,000 vested stock options.

(4)	Includes 5,000 vested stock options.

(5)	Includes 13,750 vested stock options.

(6)	Includes 11,250 vested stock options.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2025.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holder	691,820	$23.94	308,180
Equity compensation plans not approved by security holder	—	—	—
Total	691,820	$23.94	308,180

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions during our fiscal years ended December 31, 2025 and 2024 to which we have been a party, including transactions in which the amount involved in the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described elsewhere in this Annual Report on Form 10-K. We are not otherwise a party to a current related party transaction, and no transaction is currently proposed, in which the amount of the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which a related person had or will have a direct or indirect material interest.

Transactions with Related Persons

Except as described below and except for employment arrangements which are described under “executive compensation,” since January 1, 2024, there has not been, nor is there currently proposed, any transaction in which we are or were a participant, the amount involved exceeds the lesser of $120,000 or 1% of the average of the total assets at December 31, 2025 and 2024, and any of our directors, executive officers, holders of more than 5% of our common stock or any immediate family member of any of the foregoing had or will have a direct or indirect material interest.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed by Salberg & Company, P.A. for the year ended December 31, 2025 and 2024:

	2025	2024
Audit Fees	$96,000	$91,200
Audit Related Fees	$24,000	$10,900
Tax Fees	$–	$–
All Other Fees	$–	$–
Total	$120,000	$102,100

Audit Fees: Audit fees consist of fees billed for the professional services rendered to us for the audit of our annual consolidated financial statements for the years ended December 31, 2025 and 2024 and reviews of the quarterly financial statements during the periods.

Audit-Related Fees: Fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit of the financial statements, including registration statements and comfort letters.

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

(b)	Exhibits

The following documents are included as exhibits to this report.

Exhibit Number	Title of Document
3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Form S-1 filed on July 2, 2021)
3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Form S-1/A filed on August 9, 2021)
3.3	Amendment No.1 to Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on October 26, 2022)
3.4	Certificate of Designation of Series A Preferred Stock (Incorporated by reference to Exhibit 3.3 to the Company’s Form S-1/A filed on August 9, 2021)
3.5	Certificate of Designation of Series B Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 7, 2023)
3.6	Certificate of Amendment to Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.4 to the Company’s Form S-1/A filed on August 9, 2021)
3.7	Certificate of Change to Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.5 to the Company’s Form S-1/A filed on August 9 2021)
3.8	Certificate of Change to Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 19, 2023)
3.9	Certificate of Correction to Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on November 13, 2023)
3.10	Certificate of Change to Amended and Restated Articles of Incorporation (Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 28, 2023)
3.11	Certificate of Amendment to Amended and Restated Articles of Incorporation dated August 7, 2025 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 8, 2025)
4.1	Form of Series A Warrant Agent Agreement including Form of Series A Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Form S-1/A filed on August 9, 2021)
4.2	Form of Representative’s Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Form S-1/A filed on August 9, 2021)
4.3	Form of Stock Certificate (Incorporated by reference to Exhibit 4.3 to the Company’s Form S-1/A filed on August 9, 2021)
4.4	2021 Equity Incentive Plan and forms of award agreements thereunder (Incorporated by reference to Exhibit 10.2 to the Company’s Form S-1/A filed on August 9, 2021)
4.5	Amended and Restated 2021 Omnibus Equity Incentive Plan (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2023)
4.6	Underwriting Agreement dated January 16, 2024 between DatChat, Inc. and EF Hutton LLC (Incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed on January 19, 2024)
4.7	Form of Pre-Funded Warrant (included as Exhibit A to Exhibit 1.1) (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on January 19, 2024)
4.8	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on January 10, 2025)
4.9*	Description of Registrant’s Securities
10.1+	Employment Agreement between the Company and Brett Blumberg (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 16, 2022)
10.2	Form of Subscription and Investment Representation Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 7, 2023)
10.3	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 10, 2025)
10.4	Sales Agreement between DatChat, Inc. and The Benchmark Company, LLC (Incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed on February 10, 2025)
10.5+	Amended and Restated 2021 Omnibus Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 6, 2025)

10.6+	Form of Stock Option Award pursuant to the Amended and Restated 2021 Omnibus Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8 filed with the SEC on November 13, 2025)
10.7	Debt Forgiveness and Contribution Agreement, dated December 11, 2025, between the Company and RPM Interactive, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2025)
10.8	First Amendment to Sales Agreement between Myseum, Inc. and The Benchmark Company, LLC dated February 6, 2026 (Incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2026)
19.1	Insider Trading Policy (Incorporated by reference to Exhibit 19.1 to the Company’s Form 10-K filed on March 31, 2025)
23.1*	Consent of Salberg & Company, P.A.
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	DatChat, Inc. Clawback Policy (Incorporated by reference to Exhibit 97.1 to the Company’s Form 10-K filed on March 29, 2024)
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File - the cover page of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024 is formatted in Inline XBRL

*	Filed herewith.
+	Indicates a management contract or any compensatory plan, contract or arrangement.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of March, 2026.

MYSEUM, INC.

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

Signature	Title	Date

/s/ Darin Myman	Chief Executive Officer and Director	March 30, 2026
Darin Myman	(Principal Executive Officer)

/s/ Brett Blumberg	Chief Financial Officer	March 30, 2026
Brett Blumberg	(Principal Financial and Accounting Officer)

/s/ Peter Shelus	Chief Technology Officer and Director	March 30, 2026
Peter Shelus

/s/ Wayne D. Linsley	Director	March 30, 2026
Wayne D. Linsley

/s/ Joseph Nelson	Director	March 30, 2026
Joseph Nelson

/s/ Carly Luogameno	Director	March 30, 2026
Carly Luogameno

MYSEUM, INC. AND SUBSIDIARIES AND CONSOLIDATED ENTITIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:

Myseum, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Myseum, Inc. and subsidiaries and consolidated entities (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered operating losses since inception and in fiscal 2025 has a net loss of $3,040,119 and cash used in operations of $4,267,074 and had nominal revenues. The Company also had an accumulated deficit as of December 31, 2025 of $54,980,520. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Boca Raton, Florida

March 30, 2026

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

MYSEUM, INC. AND SUBSIDIARIES AND CONSOLIDATED ENTITIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$749,030	$766,985
Short-term investments, at fair value	2,981,909	2,952,512
Accounts receivable	83	207
Prepaid expenses	239,167	121,648
Assets of discontinued operations	-	446,670

Total Current Assets	3,970,189	4,288,022

NON-CURRENT ASSETS:
Deferred offering costs	78,645	-
Property and equipment, net	17,371	33,436
Investment in equity securities, at fair value	2,920,000	-
Assets of discontinued operations	-	1,050,000
Operating lease right-of-use asset, net	211,203	-

Total Non-current Assets	3,227,219	1,083,436

Total Assets	$7,197,408	$5,371,458

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$873,691	$603,378
Operating lease liability, current portion	51,040	-
Contract liabilities	59	88
Liabilities of discontinued operations	-	26,845

Total Current Liabilities	924,790	630,311

LONG-TERM LIABILITIES:
Operating lease liability, less current portion	167,935	-

Total Long-Term Liabilities	167,935	-

Total Liabilities	1,092,725	630,311

Commitments and Contingencies (Note 12)

STOCKHOLDERS’ EQUITY:
Preferred stock ($0.0001 par value; 20,000,000 shares authorized)
Series A Preferred stock ($0.0001 Par Value; 1 Share designated; none issued and outstanding on December 31, 2025 and 2024)	-	-
Series B Preferred stock ($0.0001 Par Value; 2,000,000 Share designated; 0 and 2,000,000 shares issued and outstanding on December 31, 2025 and 2024, respectively)	-	200
Common stock ($0.0001 par value; 180,000,000 shares authorized; 4,331,274 and 3,076,274 shares issued and 4,264,329 and 3,009,329 shares outstanding on December 31, 2025 and 2024, respectively)	433	308
Common stock to be issued (139 shares on December 31, 2025 and 2024)	-	-
Additional paid-in capital	61,482,739	59,649,645
Treasury stock, at cost (66,945 shares on December 31, 2025 and 2024)	(397,969)	(397,969)
Accumulated deficit	(54,980,520)	(52,373,248)
Total Myseum, Inc. Stockholders’ Equity	6,104,683	6,878,936
Noncontrolling interest of discontinued operations	-	(2,137,789)

Total Stockholders’ Equity	6,104,683	4,741,147

Total Liabilities and Stockholders’ Equity	$7,197,408	$5,371,458

See accompanying notes to consolidated financial statements.

MYSEUM, INC. AND SUBSIDIARIES AND CONSOLIDATED ENTITIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended
	December 31,
	2025	2024

NET REVENUES	$550	$436

OPERATING EXPENSES:
Compensation and related expenses	3,108,633	1,794,611
Marketing and advertising expenses	238,992	84,163
Professional and consulting expenses	1,412,792	582,267
Research and development expenses	-	166,667
General and administrative expenses	730,191	589,895

Total operating expenses	5,490,608	3,217,603

LOSS FROM OPERATIONS	(5,490,058)	(3,217,167)

OTHER INCOME:
Interest income, net	172,754	268,752
Gain on extinguishment of liabilities	62,658	-

Total other income	235,412	268,752

LOSS FROM CONTINUING OPERATIONS	(5,254,646)	(2,948,415)

DISCONTINUED OPERATIONS:
Loss from discontinued operations, net of tax	(661,365)	(2,076,699)
Gain on sale and deconsolidation of variable interest entities	2,875,892	107

Total gain (loss) from discontinued operations, net	2,214,527	(2,076,592)

NET LOSS	(3,040,119)	(5,025,007)

Net loss of subsidiary attributable to noncontrolling interest of discontinued operations	432,847	785,847

NET LOSS ATTRIBUTABLE TO MYSEUM, INC. SHAREHOLDERS	$(2,607,272)	$(4,239,160)

COMPREHENSIVE LOSS:
Net loss attributable to Myseum, Inc. shareholders	$(2,607,272)	$(4,239,160)

Other comprehensive gain:
Unrealized foreign currency translation gain	-	12,965

Comprehensive loss	$(2,607,272)	$(4,226,195)

NET INCOME (LOSS) PER COMMON SHARE:
Basic and diluted - continuing operations	$(1.25)	$(1.00)
Basic and diluted - discontinued operations	$0.53	$(0.70)
Basic and diluted net loss per common share attributable to Myseum, Inc. shareholders	$(0.62)	$(1.43)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	4,196,767	2,958,821

See accompanying notes to consolidated financial statements.

MYSEUM, INC. AND SUBSIDIARIES AND CONSOLIDATED ENTITIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Series B				Common Stock		Additional			Accumulated Other			Total
	Preferred Stock		Common Stock		to be Issued		Paid-in	Treasury Stock		Comprehensive	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Gain (Loss)	Deficit	Interest	Equity

Balance, December 31, 2023	2,000,000	$200	2,103,321	$210	139	$-	$54,597,083	66,945	$(397,969)	$34,553	$(48,134,088)	$-	$6,099,989

Accretion of stock-based compensation in connection with stock option grants	-	-	-	-	-	-	16,816	-	-	-	-	-	16,816

Accretion of stock-based professional fees in connection with stock option grants	-	-	-	-	-	-	49,764	-	-	-	-	-	49,764

Issuance of common shares in subsidiary for services	-	-	-	-	-	-	22,500	-	-	-	-	-	22,500

Issuance of common shares in subsidiary for cash	-	-	-	-	-	-	974,198	-	-	-	-	-	974,198

Issuance of common stock for cash, net of allocated offering costs of $149,248	-	-	382,972	39	-	-	559,212	-	-	-	-	-	559,251

Sale of pre-funded warrants, net of allocated offering costs of $229,919	-	-	-	-	-	-	861,522	-	-	-	-	-	861,522

Cashless exercise of pre-funded warrants	-	-	589,981	59	-	-	(59)	-	-	-	-	-	-

Issuance of subsidiary common stock for asset acquisition	-	-	-	-	-	-	1,050,000	-	-	-	-	-	1,050,000

Initial recording and changes in noncontrolling interest from RPM Interactive ownership changes	-	-	-	-	-	-	1,518,609	-	-	-	-	(1,351,942)	166,667

Accumulated other comprehensive loss	-	-	-	-	-	-	-	-	-	(34,553)	-	-	(34,553)

Net loss for the year	-	-	-	-	-	-	-	-	-	-	(4,239,160)	(785,847)	(5,025,007)

Balance, December 31, 2024	2,000,000	200	3,076,274	308	139	-	59,649,645	66,945	(397,969)	-	(52,373,248)	(2,137,789)	4,741,147

Accretion of stock based compensation in connection with stock option grants	-	-	-	-	-	-	740,704	-	-	-	-	-	740,704

Accretion of stock based professional fees in connection with stock option grants	-	-	-	-	-	-	13,971	-	-	-	-	-	13,971

Issuance of common stock for cash, net of allocated offering costs of $568,000	-	-	1,200,000	120	-	-	4,531,880	-	-	-	-	-	4,532,000

Common stock issued for services	-	-	55,000	5	-	-	111,645	-	-	-	-	-	111,650

Initial recording on noncontrolling interest	-	-	-	-	-	-	188,810	-	-	-	-	(188,810)	-

Cancellation of Series B Preferred Stock	(2,000,000)	(200)	-	-	-	-	200	-	-	-	-	-	-

Sale and deconsolidation of RPM Interactive	-	-	-	-	-	-	(3,754,116)	-	-	-	-	2,759,446	(994,670)

Net loss for the year	-	-	-	-	-	-	-	-	-	-	(2,607,272)	(432,847)	(3,040,119)

Balance, December 31, 2025	-	$-	4,331,274	$433	139	$-	$61,482,739	66,945	$(397,969)	$-	$(54,980,520)	$-	$6,104,683

See accompanying notes to consolidated financial statements.

MYSEUM, INC. AND SUBSIDIARIES AND CONSOLIDATED ENTITIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,040,119)	$(5,025,007)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	41,430	23,129
Amortization of right of use asset	33,590	73,977
Stock-based compensation	740,704	16,816
Stock-based professional fees	125,621	106,484
Stock-based professional fees - RPM Interactive	-	22,500
Gain on deconsolidation of variable interest entities	(2,875,892)	(107)
Gain on extinguishment of liabilities	(62,658)	-
Foreign currency exchange loss	-	12,965
Non-cash research and development expense	-	166,667
Changes in operating assets and liabilities:
Accounts receivable	124	(24)
Prepaid expenses	(117,519)	4,639
Assets of discontinued operations	446,670	(437,048)
Accounts payable and accrued expenses	493,667	282,697
Contract liabilities	(29)	(30)
Liabilities of discontinued operations	(26,845)	24,871
Operating lease liability	(25,818)	(83,674)

NET CASH USED IN OPERATING ACTIVITIES	(4,267,074)	(4,811,145)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of short-term investments	6,385,797	13,004,039
Purchase of short-term investments, net	(6,415,194)	(10,767,288)
Purchases of property and equipment	(4,475)	-
Decrease in cash from sale of RPM Interactive	(14,026)	-
Increase in intangible assets - capitalization of internal-use software	(196,338)	-

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(244,236)	2,236,751

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net	4,532,000	559,251
Proceeds from sale of subsidiary common stock - discontinued operations	-	974,198
Proceeds from sale of pre-funded warrants	-	861,522
Proceeds from notes payable - discontinued operations	40,000	-
Payment of deferred offering costs	(78,645)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,493,355	2,394,971

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(17,955)	(179,423)

CASH AND CASH EQUIVALENTS - beginning of year	766,985	946,408

CASH AND CASH EQUIVALENTS - end of year	$749,030	$766,985

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$7,410	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Initial recording and changes in noncontrolling interest deficit	$181,530	$1,351,942
Common stock issued for future sale pursuant to ATM offering	$75	$-
Initial recognition of right-of-use asset and lease liability	$244,793	$-
Common stock issued for future services	$111,650	$-
Acquisition of intangible assets for common stock of subsidiary - discontinued operations	$-	$1,050,000

See accompanying notes to consolidated financial statements.

MYSEUM, INC. AND SUBSIDIARIES AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 and 2024

NOTE 1 – ORGANIZATION

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

On January 10, 2024, VR Interactive LLC (“VR Interactive”), a company that was 45% owned by Darin Myman, the Company’s Chief Executive Officer and 3.75% owned by Peter Shelus, the Company’s chief technology officer and director, purchased 8,000,000 shares of RPM Interactive from the Metabizz shareholders. Mr. Myman is a partner in VR Interactive. Therefore, VR Interactive, a related party, became a 25% non-controlling interest in RPM Interactive.

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

On October 29, 2024 (the “Closing Date” and measurement date), RPM Interactive, the Company’s subsidiary, entered into and closed on a Share Exchange Agreement (the “Share Exchange Agreement”) with (i) RPM Interactive, Inc., a private Florida corporation incorporated on August 23, 2024 (“RPM Florida”); and (ii) the shareholders of RPM Florida. Pursuant to the Share Exchange Agreement, RPM Interactive acquired 100% of the shares of RPM Florida in exchange for 3,500,000 shares of RPM Interactive’s common stock. RPM Florida is a web publishing company that leverages generative AI systems to offer consumers entertaining gaming apps and podcasting offerings in the sports, finance, entertainment, and politics categories (See Note 7).

On December 12, 2025, RPM Interactive entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Avalon GloboCare Corp., a Delaware corporation (“Avalon”), and certain other parties, pursuant to which the Company sold its minority interest in RPM Interactive to Avalon. Upon the closing of the transaction, the Company received 6,561.71 shares of Series E Preferred Stock of Avalon as consideration. As a result of the closing, the Company is no longer a primary beneficiary of RPM Interactive and as of December 12, 2025, has deconsolidated RPM Interactive. In accordance with ASC 205-20, the results of operations and the assets and liabilities of RPM Interactive have been classified as discontinued operations for all periods presented in the accompanying consolidated financial statements (See Note 3).

MYSEUM, INC. AND SUBSIDIARIES AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 and 2024

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company consolidates its subsidiaries that are wholly-owned and majority owned, and entities that are variable interest entities (“VIE”) where the Company is determined to be the primary beneficiary. The Company’s consolidated financial statements include the accounts of the parent entity. Myseum, Inc., its wholly-owned subsidiary, DatChat Patents II, LLC, and RPM Interactive, which was a majority-owned subsidiary through August 27, 2024, became a VIE after August 27, 2024, and was deconsolidated on December 12, 2025, and VIE entities, Metabizz, LLC and Metabizz SAS through March 31, 2024, at which date the Metabizz VIE entities were deconsolidated. All intercompany accounts and transactions have been eliminated in consolidation.

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

On December 12, 2025, based on the Company’s analysis, the Company deconsolidated RPM Interactive following the sale of its interest in this VIE (see Note 3). In connection with this deconsolidation, the Company recorded a gain on deconsolidation of $2,875,892. In accordance with ASC 205-20, the results of operations and the gains on deconsolidation for both RPM Interactive and the Metabizz VIE entities are presented as discontinued operations for all periods presented. As of December 31, 2025, the assets and liabilities of these entities are no longer included in the consolidated balance sheet.

Going concern considerations

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital to fund its research and development (“R&D”) activities and meet its obligations on a timely basis. As of December 31, 2025, the Company had cash and cash equivalents of $749,030, short-term investments of $2,981,909 and working capital of $3,045,399. Short-term investments include U.S. Treasury zero coupon bills that are all highly rated and have initial maturities between one and five months. During the year ended December 31, 2025, the Company incurred a net loss of $3,040,119 and net cash used in operations amounted to $4,267,074 and had nominal revenues. There can be no assurance that sufficient funding will be available to allow the Company to successfully continue its R&D activities and meet its obligations. If the Company is unable to obtain the necessary funds, significant reductions in spending and the delay or cancellation of planned activities may be necessary. These actions would have a material adverse effect on the Company’s business, results of operations, and prospects. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these consolidated financial statements are issued. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Noncontrolling interests

The Company follows ASC Topic 810, “Consolidation,” governing the accounting for and reporting of noncontrolling interests (“NCI”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. In accordance with ASC Topic 810-10-45, the Company presented noncontrolling interests as a separate component of total shareholders’ equity on the consolidated balance sheets. Certain provisions of this standard indicate, among other things, that that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than as step acquisitions or dilution gains or losses, and that losses of a partially-owned consolidated subsidiary be allocated to noncontrolling interests even when such allocation might result in a deficit balance. For the years ended December 31, 2025 and 2024, the net loss attributed to NCI was separately designated in the accompanying consolidated statements of operations and comprehensive loss. Losses attributable to NCI in a subsidiary may exceed a NCI’s interests in the subsidiary’s equity. The excess attributable to NCI is attributed to those interests. NCI was attributed to their share of losses even if that attribution resulted in a deficit NCI balance.

The Company allocated certain corporate common expenses to its subsidiaries based on the ratio of direct subsidiary expenses to total consolidated expenses. Management believes that this allocation method is reasonable.

MYSEUM, INC. AND SUBSIDIARIES AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 and 2024

Through January 10, 2024, the date that VR Interactive purchased 8,000,000 shares of RPM Interactive from Metabizz LLC, any noncontrolling interest was eliminated in consolidation. Subsequent to January 10, 2024 the Company ceased eliminating the noncontrolling interest in consolidation and recorded an initial negative noncontrolling interest in total equity for the portion of equity ownership not attributable to Myseum based on the minority interest holders’ ownership interest in the carrying value of RPM Interactive’s equity. Due to the issuance of common shares by RPM Interactive, during the year ended December 31, 2024, the Company recorded aggregate initial negative noncontrolling interest of $1,351,942 in total equity for the portion of additional equity ownership not attributable to the Company based on the minority interest holders’ ownership interest in the carrying value of RPM Interactive’s equity. During the year ended December 31, 2024, the Company also allocated $785,847 of the net loss of the subsidiary to noncontrolling interest resulting in a total noncontrolling interest deficit of $2,137,789 as of December 31, 2024. Due to the cancellation of common shares by RPM Interactive, during the year ended December 31, 2025, the Company recorded aggregate initial negative noncontrolling interest of $188,810 in total equity for the portion of additional equity ownership not attributable to the Company based on the minority interest holders’ ownership interest in the carrying value of RPM Interactive’s equity. The Company also allocated $432,847 of the net loss of the subsidiary to noncontrolling interest during the year ended December 31, 2025. Immediately prior to the sale and deconsolidation of RPM Interactive on December 12, 2025, aggregate accumulated noncontrolling interest deficit amounted to $2,759,446. Upon deconsolidation, this balance was eliminated and included in the calculation of the gain on deconsolidation (see Note 3). As of December 31, 2025, there is no noncontrolling interest balance remaining on the consolidated balance sheet.

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

Metabizz

Based on the Company’s analysis, on February 14, 2023, Metabizz, LLC, a Florida corporation, and Metabizz SAS, a company incorporated under the laws of Columbia (collectively “Metabizz”), were determined to be VIE entities in accordance with ASC 810-10-25-22 because the equity owners in Metabizz did not have the characteristics of a controlling financial interest and the initial equity investments in these entities may be or are insufficient to meet or sustain its operations without additional subordinated financial support from Myseum. The equity owners of Metabizz had only a nominal equity investment at risk, and the Company absorbed or received a majority of the entity’s expected losses or benefits. The Company participated significantly in the design of Metabizz. The Company previously provided working capital advances to Metabizz to allow Metabizz to fund its day-to-day obligations. Substantially all of the activities of Metabizz were conducted for the Company’s benefit, as evidenced by the fact that the operations of Metabizz consisted of development of software and technologies to be used by RPM Interactive and the Company provided working capital to Metabizz to pay employees and independent contractors to perform the development services on behalf of the Company. Repayment of the working capital advances is not guaranteed by the equity owner of Metabizz and creditors of Metabizz do not have recourse against the Company. Accordingly, the Company was required to consolidate the assets, liabilities, revenues and expenses of Metabizz using the fair value method. Additionally, the managing partner of Metabizz was also the Chief Innovation Officer of RPM Interactive. Since Metabizz, LLC and Metabizz SAS were considered VIE’s, any noncontrolling interest eliminated in consolidation. On March 31, 2024, based on the Company’s analysis, the Company deconsolidated Metabizz, LLC and Metabizz SAS. During the three months ended March 31, 2024, the Company ceased doing business with Metabizz, LLC and Metabizz SAS and began paying technology professionals directly. In connection with the deconsolidation of Metabizz, LLC and Metabizz SAS, during the year ended December 31, 2024, the Company recorded a gain on deconsolidation of $107.

RPM Interactive

Immediately following the August 27, 2024 Asset Purchase Agreement with the Seller (See Note 1), the Company owned 46.7% of RPM Interactive. Based on the Company’s analysis, on August 27, 2024, the Company determined that RPM Interactive met the definition of a VIE under the VIE model, which provides for situations in which control may be demonstrated other than by the possession of voting rights in RPM Interactive. Until the date of sale on December 12, 2025, the Company continued to have the power to direct the activities of RPM Interactive that most significantly impact RPM Interactive’s economic performance and the obligation to absorb losses of RPM Interactive that could potentially be significant to RPM Interactive or the right to receive benefits from RPM Interactive that could potentially be significant to RPM Interactive. Immediately prior to the sale and deconsolidation, the Company retained approximately 33.7% ownership of RPM Interactive. As of December 31, 2024, the Company retained approximately 39.7%. As a result of the sale and deconsolidation on December 12, 2025, the Company no longer consolidates RPM Interactive and does not hold a variable interest in any entity.

MYSEUM, INC. AND SUBSIDIARIES AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 and 2024

The Company’s consolidated balance sheets included the following assets and liabilities from its VIEs, which were included in discontinued operations:

	December 31,	December 31,
	2025	2024
Cash	$-	$429,714
Prepaid expenses	-	16,956
Intangible assets, net	-	1,050,000
Total assets	$-	$1,496,670

Due to Myseum (eliminates in consolidation)	-	4,990,706
Accounts payable and accrued expenses	-	26,845
Total liabilities	$-	$5,017,551

 See Note 3 – Discontinued Operations And Deconsolidation.

Use of estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the consolidated financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates include assumptions used in assessing impairment of long-term assets, the valuation of intangible assets, the valuation of lease liabilities and related right of use assets, the valuation of short-term investments, the valuation of deferred tax assets, the fair value of assets and liabilities of VIE’s on the initial VIE consolidation date, the allocation of corporate expenses to subsidiaries which impacts noncontrolling interest, and the fair value of non-cash equity transactions.

Cash and cash equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company’s account at this institution is insured by the FDIC up to $250,000. On December 31, 2025, the Company had cash in excess of FDIC limits of approximately $237,000. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits. Any material loss that the Company may experience in the future could have an adverse effect on its ability to pay its operational expenses or make other payments and may require the Company to move its cash to other high quality financial institutions.

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

The guidance requires that assets and liabilities carried at fair value be classified and disclosed in one of the following categories:

●	Level 1: Quoted market prices in active markets for identical assets or liabilities.

●	Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

●	Level 3: Unobservable inputs that are not corroborated by market data.

MYSEUM, INC. AND SUBSIDIARIES AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 and 2024

The following table represents the Company’s fair value hierarchy of its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024.

	December 31, 2025			December 31, 2024
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Short-term investments	$2,981,909	$-	$-	$2,952,512	$-	$-
Equity securities	$-	$-	$2,920,000	$-	$-	$-

The Company’s short-term investments are level 1 measurements and are based on redemption value at each date. The Company’s investment in equity securities are level 3 measurements Fair values are considered Level 3 when management makes significant assumptions to determine the fair of the equity securities. On December 12, 2025 and December 31, 2025, the Company recorded the investment in equity securities, which consisted of Avalon Series E preferred shares, at estimated fair value using a dribble out method using the following assumptions:

●	A discount for the five-month prohibition on conversion

●	A liquidity discount resulting from the 4.99% ownership limitation

●	Market volatility and time value considerations associated with phased conversion

The level 3 investment value may fluctuate from period to period based on changes in the market volatility and trading volume of the investees common stock.

The change in the fair value measurement using significant inputs (Level 3) is summarized below:

Investment in equity securities:
Balance at December 31, 2024	$-
Additional at fair value	2,920,000
Change in fair value	-
Balance at December 31, 2025	$2,920,000

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

Investment in equity securities, at fair value

Equity investments are carried at fair value with unrealized gains or losses recorded on the accompanying consolidated statement of operations and comprehensive loss. Realized gains and losses are determined on a specific identification basis which is recorded in earnings or loss as a net realized gain (loss) on equity investments in the consolidated statement of operations and comprehensive loss. The Company reviews investments in equity securities, at fair value, for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.

MYSEUM, INC. AND SUBSIDIARIES AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 and 2024

Accounts receivable

The Company recognizes an allowance for losses on accounts receivable and notes receivable in an amount equal to the estimated probable losses net of recoveries under the current expected credit loss method. The allowance is based on an analysis of historical bad debt experience, current receivables aging and expected future write-offs, as well as an assessment of specific identifiable customer accounts and notes receivable considered at risk or uncollectible. On January 1, 2023, the Company adopted ASC 326, “Financial Instruments - Credit Losses”. In accordance with ASC 326, an allowance is maintained for estimated forward-looking losses resulting from the possible inability of customers to make the required payments (current expected losses). The amount of the allowance is determined principally on the basis of past collection experience and known financial factors regarding specific customers. The expense associated with the allowance for doubtful accounts on accounts receivable is recognized in general and administrative expenses. As of December 31, 2025 and 2024, accounts receivable amounted to $83 and $207, respectively, which are presented net of allowance for doubtful accounts of $150 and $0. During the years ended December 31, 2025 and 2024, the Company recognized bad debt expense of $150 and $0, respectively.

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

Deferred offering costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A. Deferred offering costs consist of legal, accounting, and underwriting fees directly related to proposed equity offerings. Deferred offering costs will be deferred until the completion of the private offerings, at which time they will be reclassified to additional paid-in capital as a reduction of the offering proceeds. Should a proposed offering be abandoned, these deferred costs are charged to operations in the period the abandonment occurs.

MYSEUM, INC. AND SUBSIDIARIES AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 and 2024

As of December 31, 2025, the Company has capitalized certain offering costs related to its efforts to raise capital through the sale of its common stock pursuant to an Equity Sales Agreement of $54,028 (see Note 11) and additional capitalized costs of $24,617 related to the preparation of its registration statement on Form S-3 (File No. 333-291818). During the year ended December 31, 2025, the Company wrote off $172,500 of previously capitalized offering costs of RPM Interactive, which is included in loss from discontinued operations, as RPM Interactive’s initial public offering was abandoned following the sale of the Company’s interest in RPM on December 12, 2025 (see Note 3). As of December 31, 2025 and 2024, capitalized deferred offering costs amounted to $78,645 and $0, respectively, which is reflected on the accompanying consolidated balance sheets.

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

The Company recognizes revenues from subscription fees from the Company’s messaging application in the month they are earned. Annual and lifetime subscription payments received that are related to future periods are recorded as deferred revenue to be recognized as revenues over the contract term or period. Lifetime subscriptions are being recognized to revenues over the estimated useful life of the subscription of 12 months. During the years ended December 31 2025 and 2024, all of the Company’s revenue was generated from subscription revenues.

Research and development

Research and development costs incurred in the development of the Company’s products are expensed as incurred and include costs such as outside development costs, salaries and other allocated costs incurred. Research and development costs are included in research and development expense on the accompanying consolidated statements of operations.

On August 27, 2024, the Company entered into an Asset Purchase Agreement with Judaopta LLC, a Delaware limited liability company (the “Seller”), pursuant to which it acquired from Seller (i) certain software (the “RenAI Software”), which consists of an artificial intelligence (AI) tool designed used for media library organization with the ability to tag and rename images for PC and MAC devices using AI with integration to Gemini, OpenAI and Claude and (ii) certain domain names (the “Assets”) in consideration for the transfer by the Company of 8,000,000 restricted shares of common stock of RPM Interactive. In connection with this asset acquisition, the Company recorded research and development expense of $166,667, as the recoverability of the cost was not certain at the time of acquisition. During the year ended December 31, 2024, this expense is included in research and development expense on the accompanying consolidated statement of operations and comprehensive loss. Research and development expense was calculated as follows:

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

MYSEUM, INC. AND SUBSIDIARIES AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 and 2024

Advertising costs

The Company applies ASC 720 “Other Expenses” to account for advertising related costs. Pursuant to ASC 720-35-25-1, the Company expenses advertising costs as they are incurred. Advertising costs were $238,992 and $84,163 for the years ended December 31, 2025 and 2024, respectively, and are included in marketing and advertising expenses on the consolidated statements of operations and comprehensive loss.

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

MYSEUM, INC. AND SUBSIDIARIES AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 and 2024

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. Except for Metabizz SAS, the functional currency of the Company is the U.S. dollar. The functional currency of the Company’s VIE, Metabizz SAS, is the Columbian Peso (“COP”). For Metabizz SAS, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. The cumulative translation adjustment and effect of exchange rate changes on cash for the years ended December 31, 2025 and 2024 were $0 in both periods. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency included in the results of operations as incurred. On March 31, 2024, based on the Company’s analysis, the Company deconsolidated Metabizz SAS (See Note 1).

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

	December 31,
	2025	2024
Common stock equivalents:
Common stock warrants	127,385	67,385
Common stock options	691,820	114,570
Total	819,205	181,955

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

Recent accounting pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity (PBE) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. This pronouncement was effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 on January 1, 2025 on a prospective basis, and the implementation of this standard is reflected in Note 13. The adoption of this ASU had no impact on the Company’s consolidated financial position, results of operations, or cash flows.

MYSEUM, INC. AND SUBSIDIARIES AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 and 2024

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

NOTE 3 – DISCONTINUED OPERATIONS AND DECONSOLIDATION

Sale and deconsolidation of RPM Interactive

On December 11, 2025, in anticipation of the sale of RPM Interactive as discussed below, the Company entered into a debt forgiveness and capital contribution agreement with RPM Interactive. Pursuant to the agreement, the Company forgave outstanding intercompany debt owed by RPM Interactive of $5,221,025. In accordance with ASC 470-50-40-2, this forgiveness was recorded as a contribution to the capital of RPM Interactive and an investment in subsidiaries on the books of the parent, to facilitate the subsequent merger and deconsolidation.

On December 12, 2025, the Company completed a merger pursuant to the Merger Agreement by and among the Company, RPM Interactive, and Avalon. Under the terms of the Merger Agreement, RPM Interactive merged with and into a wholly-owned subsidiary of Avalon, and the Company ceased to have a controlling financial interest in or be a primary beneficiary of RPM Interactive. In consideration for the merger, Avalon issued 19,500 shares of its Series E Preferred Stock to the stockholders of RPM Interactive with an aggregate stated and liquidation value of $19,500,000. Of this total consideration, the Company received 6,561.71 shares of Avalon Series E Preferred Stock, representing an aggregate stated value of $6,561,710.

Each share of Series E Preferred Stock has a stated value of $1,000 per share and is convertible into shares of Avalon common stock at a conversion price of $1.50 per share, subject to certain restrictive periods. Due to the lack of marketability and conversion restrictions, the Company determined that the stated value did not represent the immediate fair value. Utilizing a valuation model incorporating market volume and liquidity constraints, the Company determined the fair value of the Avalon Series E Preferred Stock to be $2,920,000 as of the date of the transaction and as of December 31, 2025. This valuation accounted for the estimated time required to liquidate the shares in the open market and the associated marketability discounts.

Pursuant to ASC 810-10-40-4, on December 12, 2025, the Company deconsolidated RPM Interactive since it no longer had a controlling financial interest in and was no longer a primary beneficiary of RPM Interactive and RPM Interactive became a wholly-owned subsidiary of Avalon. The Company will have no continuing involvement in RPM Interactive after it has been deconsolidated. Upon the completion of the sale and deconsolidation of RPM Interactive, the Company recognized a gain on deconsolidation of $2,875,892 for the year ended December 31, 2025. This gain was calculated as follows:

Year Ended December 31, 2025
Fair value of the Avalon Preferred Stock received	$2,920,000
Less: write-off of Myseum Inc.’s investment in RPM Interactive	(5,554,358)
Add: deconsolidation of RPM Interactive’s net liabilities	5,510,250
Gain on deconsolidation	$2,875,892

For the year ended December 31, 2025, the net loss from discontinued operations of $661,365 represents the operating results of RPM Interactive through the date of deconsolidation. In accordance with ASC 205-20, the results of RPM Interactive have been classified as discontinued operations in the Company’s consolidated statements of operations for all periods presented.

MYSEUM, INC. AND SUBSIDIARIES AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 and 2024

In accordance with ASC 205-20, the disposal of RPM Interactive represents a strategic shift away from the development and costs with RPM Interactive products in order to concentrate on the Company’s product offerings. Accordingly, the results of operations of RPM interactive have been classified as discontinued operations in the accompanying consolidated statements of operations for all periods presented. The following table summarizes the results of the discontinued operations for the years ended December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Operating expenses	$488,066	$2,063,736
Other expenses	173,299	12,963
Loss from discontinued operations	(661,365)	(2,076,669)
Gain on sale and deconsolidation of variable interest entities	2,875,892	107
Total gain (loss) from discontinued operations, net	$2,214,527	$(2,076,592)

As of December 31, 2025 and 2024, assets and liabilities of discontinued operations consisted of the following:

	December 31, 2025	December 31, 2024
Assets of discontinued operations:
Cash	$-	$429,714
Prepaid expenses – current	-	16,956
Assets of discontinued operations, current portion	-	446,670
Intangible assets	-	1,050,000
Total assets of discontinued operations	$-	$1,496,670

Liabilities of discontinued operations:
Accounts payable and accrued expenses	$-	$26,845
Total liabilities of discontinued operations	$-	$26,845

NOTE 4 – INVESTMENT IN EQUITY SECURITIES

On December 12, 2025, in connection with the merger and deconsolidation of RPM Interactive (see Note 3), the Company received 6,561.71 shares of Series E Preferred Stock of Avalon GloboCare Corp. (“Avalon”). Each share of Series E Preferred Stock has a stated value of $1,000 per share and is convertible into shares of Avalon common stock at a conversion price of $1.50 per share, subject to certain restrictive periods. As the Company does not have the ability to exercise significant influence over Avalon, this investment is recorded at fair value. As of December 31, 2025, the fair value of the Series E Preferred Stock was determined to be $2,920,000. Due to the lack of marketability and conversion restrictions, the Company determined that the stated value did not represent the immediate fair value. Utilizing a valuation model incorporating market volume and liquidity constraints, the Company determined the fair value of the Avalon Series E Preferred Stock to be $2,920,000 as of the date of the transaction and as of December 31, 2025. This valuation accounted for the estimated time required to liquidate the shares in the open market and the associated marketability discounts.

NOTE 5 – SHORT-TERM INVESTMENTS

On December 31, 2025 and 2024, the Company’s short-term investments consisted of the following:

	December 31, 2025			December 31, 2024
	Cost	Unrealized Gain	Fair Value	Cost	Unrealized Gain	Fair Value
US Treasury zero coupon bills	$2,981,909	$-	$2,981,909	$2,952,512	$-	$2,952,512
Total short-term investments	$2,981,909	$-	$2,981,909	$2,952,512	$-	$2,952,512

As of December 31, 2025, short-term investments mature between January 2026 and May 2026.

MYSEUM, INC. AND SUBSIDIARIES AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 and 2024

NOTE 6 – PROPERTY AND EQUIPMENT

On December 31, 2025 and 2024, property and equipment consisted of the following:

	Useful life	December 31, 2025	December 31, 2024
Furniture and fixture	5 years	$56,575	$56,575
Computer equipment	3 – 5 years	44,065	39,590
Leasehold improvements	3 years	4,350	4,350
		104,990	100,515
Less: accumulated depreciation		(87,619)	(67,079)
		$17,371	$33,436

For the years ended December 31, 2025 and 2024, depreciation of property and equipment amounted to $20,540 and $23,129, respectively.

NOTE 7 – INTERNAL-USE SOFTWARE

As of December 31, 2025 and 2024, internal-use software, net consists of the following:

	Useful Life (Years)	December 31, 2025	December 31, 2024
Internal-use software	3 Years	$-	$1,050,000
Less accumulated amortization		-	-
Internal-use software, net (included in assets of discontinued operations)		$-	$1,050,000

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

During the year ending December 31, 2025, the Company capitalized certain software development costs incurred amounting to $196,338 since the Company’s software development projects were in the application development stage.

For the year ended December 31, 2025, amortization of intangible assets amounted to $20,890. In accordance with ASC 205-20, this amortization expense is included in loss from discontinued operations on the accompanying consolidated statement of operations. Certain internal-use software was placed in service during August 2025 and such capitalized software development costs are being amortized since then on a straight-line basis over the expected useful life of three years. The internal-use software had not yet been placed in service as of December 31, 2024. Upon the sale and deconsolidation of RPM Interactive on December 12, 2025 (see Note 3), all associated internal-use software assets were removed from the Company’s consolidated balance sheet. Accordingly, the balance of internal-use software as of December 31, 2025 was $0.

MYSEUM, INC. AND SUBSIDIARIES AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 and 2024

NOTE 8 – OPERATING LEASE RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

On August 27, 2021, the Company entered into an amendment to its lease agreement with its landlord to modify the facility lease to relocate and increase the square footage of the lease premises. The term of the lease commenced on October 1, 2021 with a new monthly base rent of $7,156 plus a pro rata share of operating expenses beginning January 2022. This lease expired on December 31, 2024. The base rent was subject to 3% annual increases beginning in the 2nd and 3rd lease year as defined in the amended lease agreement. On April 24, 2025, the Company entered into an amendment agreement with the same landlord to modify the facility lease to relocate and reduce the square footage of the lease premises. The term of the lease commenced on May 1, 2025 and shall expire on May 31, 2029 with a new monthly base rent of $6,417 plus a pro rata share of operating expenses beginning on June 1, 2025. The base rent is subject to 3% annual increases beginning in the 2nd, 3rd and 4th lease year as defined in the amended lease agreement. In addition to the monthly base rent, the Company is charged separately for a monthly payment of $307 for electrical use which is considered a non-lease component. These non-lease component payments are expensed as incurred and are not included in operating lease assets or liabilities. For the years ended December 31, 2025 and 2024, rent expense amounted to $89,383 and $90,955, respectively, and were included in general and administrative expenses.

On April 24, 2025, upon the execution of the amendment agreement, the Company recorded right-of-use assets and operating lease liabilities of $244,793. The remaining lease term for the operating lease is 41 months as of December 31, 2025 and the incremental borrowing rate is 14.0% (based on historical borrowing rates).

Right-of- use assets are summarized below:

	December 31, 2025	December 31, 2024
Office lease	$244,793	$198,898
Less accumulated amortization	(33,590)	(198,898)
Right-of-use asset, net	$211,203	$-

Operating lease liabilities are summarized below:

	December 31, 2025	December 31, 2024
Office lease	$244,793	$198,898
Reduction of lease liability	(25,818)	(198,898)
Total lease liability	218,975	-
Less: current portion	(51,040)	-
Long term portion of lease liability	$167,935	$-

Minimum lease payments under the non-cancelable operating lease on December 31, 2025 are as follows:

For the year ended December 31:
2026	$78,540
2027	80,892
2028	83,324
2029	$35,060
Total	277,816
Less: present value discount	(58,841)
Total operating lease liability	$218,975

MYSEUM, INC. AND SUBSIDIARIES AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 and 2024

NOTE 9 – NOTES PAYABLE

On September 17, 2025, RPM Interactive received $40,000 from certain investors in exchange for promissory notes (the “Notes”) dated September 17, 2025 (the “Issuance Date”) and warrants (the “Warrants”). The Notes bear interest at the rate of 7.0% per annum and matures on September 17, 2026 (the “Maturity Date”). Interest on the outstanding principal sum of the Notes commences accruing on the Issuance Date, is computed on the basis of a 365-day year and the actual number of days elapsed, and shall be payable on the Maturity Date. RPM Interactive may prepay the Notes at any time without penalty. The Warrants are exercisable into an amount of shares of RPM Interactive’s common stock at an exercise price that is contingent upon and subject to adjustment based on the per-share price of a future equity financing. The exercise price per share of common stock under the Warrants shall be equal to 50% of the public offing price per share of common stock in the initial public offering (“IPO”) (or if the IPO involves the issuance only of common stock equivalents, then the conversion, exercise or exchange price of such common stock equivalent for one share of common stock), subject to adjustment. The total number of shares of Warrants was to equal to the quotient of (a) the initial principal amount of the Note purchased by the Holder divided by (ii) the public offing price per share of common stock in the IPO (or if the IPO involves the issuance only of common stock equivalents, then the conversion, exercise or exchange price of such common stock equivalent for one share of common stock.

As of December 10, 2025 (see below), the pricing of the contingent future financing has not occurred, and the fair value of the Warrant component is not reliably determinable due to the uncertainty of the future inputs. Accordingly, the full proceeds of $40,000 from the offering were initially recorded as Notes Payable. Upon the occurrence of the future financing, RPM Interactive would have been required to evaluate the Warrants and potentially allocate the proceeds between the Notes and the Warrants, which may have resulted in recording a debt discount on the Notes and a corresponding increase to paid-in capital.

On December 10, 2025, RPM Interactive entered into exchange agreements with the holders of the Notes and Warrants. Pursuant to these agreements, the aggregate outstanding principal of $40,000 and all unpaid accrued interest were exchanged for a total of 400,000 shares of RPM Interactive common stock. Upon the issuance of these shares, all obligations under the Notes and Warrants were extinguished in full. This exchange was recorded at the carrying value of the debt and accrued interest and no gain or loss was recognized.

During the year ended December 31, 2025, the Company recorded $752 in interest expense related to these Notes. In accordance with ASC 205-20, this interest expense has been classified within interest expense from discontinued operations on the accompanying consolidated statement of operations and comprehensive loss. As of December 31, 2025, following the debt extinguishment and the subsequent deconsolidation of RPM Interactive (see Note 3), the outstanding principal balance and accrued interest payable of the notes payable is $0.

NOTE 10 – RELATED PARTY TRANSACTIONS

Due to Related Party

The Company’s officer, Mr. Darin Myman, from time to time, provided advances to the Company for working capital purposes. On December 31, 2025 and 2024, the Company had no payable to the officer.

Other

See Note 12 for Employment Agreement with the Company’s chief executive officer, Darin Myman.

During the years ended December 31, 2025 and 2024, the wife of the Company’s chief executive officer was employed as an executive secretary and earned $72,000 and $72,000, respectively. Additionally, during the years ended December 31, 2025 and 2024, the daughter of the Company’s chief executive officer was employed and earned $52,000 and $42,900, respectively.

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

DECEMBER 31, 2025 and 2024

NOTE 11 – STOCKHOLDERS’ EQUITY

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

Preferred Stock

Series A Preferred Stock

In August 2016, the Company designated one share of Series A Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), which has a stated value equal to $1.00 as may be adjusted for any stock dividends, combinations or splits. Each one (1) share of the Series A Preferred Stock shall have voting rights equal to (x) the total issued and outstanding Common Stock eligible to vote at the time of the respective vote divided by (y) forty-nine one hundredths (0.49) minus (z) the total issued and outstanding Common Stock eligible to vote at the time of the respective vote. The Series A Preferred Stock does not convert into securities of the Company. The Series A Preferred Stock does not contain any redemption provision. In the event of liquidation of the Company, the holder of Series A Preferred shall not have any priority or preferences with respect to any distribution of any assets of the Company and shall be entitled to receive equally with the holders of the Company’s common stock. As of December 31, 2025 and 2024, there were no Series A Preferred Stock outstanding.

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

DECEMBER 31, 2025 and 2024

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

On August 4, 2023, the Company issued 2,000,000 of Series B preferred for aggregate cash of $1,000.

As of December 31, 2024, there were 2,000,000 shares of Series B Preferred Stock outstanding. Pursuant to the automatic cancellation terms set forth in the Certificate of Designation, Rights and Limitations, in 2025 all 2,000,000 shares of Series B Preferred Stock were deemed cancelled and retired due to an authorized stock increase. As of December 31, 2025, there were no shares of Series B Preferred Stock issued or outstanding. These shares have been restored to the status of authorized but unissued shares of Preferred Stock. No consideration was paid by the Company in connection with this cancellation.

Common Stock

2024

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

DECEMBER 31, 2025 and 2024

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

Equity Sales Agreement

On February 10, 2025, the Company entered into a Sales Agreement (the “Sales Agreement”) with The Benchmark Company, LLC (“Benchmark”) to sell shares of the Company’s common shares (the “Shares”) having an aggregate sales price of up to $6,000,000, from time to time, through an “at the market offering” program under which Benchmark will act as sales agent. The sales, if any, of the Shares made under the Sales Agreement will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. On February 6, 2026, the Company entered into an amendment to the Sales Agreement to reflect the filing of a new registration statement on Form S-3 (File No. 333-291818). Under the amended agreement, the Company may offer and sell shares having an aggregate offering price of up to $3,500,000.

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

MYSEUM, INC. AND SUBSIDIARIES AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 and 2024

The offering of Shares pursuant to the Sales Agreement will terminate on the earlier of (1) the sale, pursuant to the Sales Agreement, of Shares having an aggregate offering price of $3,500,000 and (2) the termination of the Sales Agreement by either us or Benchmark, as permitted therein. The Shares will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-291818) filed by the Company with the SEC on November 26, 2025 and declared effective by the SEC on December 3, 2025. On March 27, 2025, the Company issued 750,000 shares of its common stock to Benchmark to be held and issued to future investors pursuant to the Sales Agreement. As of December 31, 2025, no proceeds from the sale of these shares have been received. These shares are not considered issued and outstanding for accounting purposes, Upon the receipt of proceeds from the sale of the common shares, the Company shall record the net proceeds from the sale of such shares to additional paid-in capital. During the year ended December 31, 2025, the Company paid $54,028 of offering costs related to the Sales Agreement and capitalized an additional $24,617 related to the preparation of the new registration statement, which has been reflected as part of deferred offering costs on the accompanying consolidated balance sheet as of December 31, 2025 (See Note 2 – Deferred Offering Costs). The sale Agreement is still active and the Company plans on raising capital pursuant to the Sales Agreement in the future.

2023 Stock Repurchase Plan

On January 6, 2023, the Board of Directors of the Company approved a stock repurchase program authorizing the purchase of up to $2 million of the Company’s common stock (the “2023 Stock Repurchase Program”). In connection with the 2023 Stock Repurchase Program, during the year ended December 31, 2023, the Company purchased 66,945 shares of its common stock for $397,969, or at an average price of $5.94 per share, which has been reflected as treasury stock on the accompanying consolidated balance sheet on December 31, 2025 and 2024. During the years ended December 31, 2025 and 2024, the Company did not purchase any treasury shares.

Common Stock Issued for Professional Services

On July 25, 2023, the Company issued 19,802 of its common shares pursuant to a one-year consulting agreement. These shares were valued at $100,000, or a per share price of $5.05, based on the quoted closing price of the Company’s common stock on the measurement date. In connection with these shares, during the years ended December 31, 2025 and 2024, the Company recorded stock-based professional fees of $0 and $56,720, respectively.

On January 25, 2024, RPM Interactive entered into a 9-month consulting agreement with an individual for business development, financial and market due diligence services to be rendered over the term of the agreement. In connection with this consulting agreement, RPM Interactive issued 1,500,000 of its shares for services to be rendered. The RPM Interactive shares were valued at $22,500, or $0.015 per shares, based on the sale of the RPM Interactive shares in a private transaction. In the connection with the issuance of these shares, during the year ended December 31, 2024, the Company recorded stock-based compensation of $22,500. As this expense related to RPM Interactive, it has been reclassified to loss from discontinued operations for the year ended December 31, 2024, on the accompanying consolidated statements of operations to conform to the current year’s presentation (see Note 3).

On September 9, 2025, the Company entered into a 6-month consulting agreement for media campaign services to the Company. As compensation to the consultant, the Company shall pay $25,000 per month for six months and issued 55,000 of its common shares. These shares were valued at $111,650 or $2.03 per share, based on the underlying market value of the share price on the date of the issuance which is on September 9, 2025. In December 2025, the agreement was terminated upon breach by consultant due to the nonperformance of services. In connection with the issuance of these shares, during the year ended December 31, 2025, the Company recorded stock-based professional fees of $111,650.

MYSEUM, INC. AND SUBSIDIARIES AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 and 2024

RPM Interactive Shares Issued for Asset Purchase – discontinued operations

On October 29, 2024, in connection with a Share Exchange Agreement, RPM Interactive issued 3,500,000 shares of its common stock for an asset acquisition valued at $1,050,000, or $0.30 per share, on the measurement date based on recent sales of shares of RPM Interactive’s common stock (See Note 7).

Cancellation of RPM Interactive Shares

On January 14, 2025, the Company agreed to cancel 3,500,000 shares of RPM Common Stock for no consideration.

RPM Interactive Share Exchange

On December 10, 2025, RPM Interactive entered into exchange agreements with the holders of the Notes. Pursuant to these agreements, the aggregate outstanding principal of $40,000 and all unpaid accrued interest were exchanged for a total of 400,000 shares of RPM Interactive common stock. Upon the issuance of these shares, all obligations under the Notes and Warrants were extinguished in full. This exchange was recorded at the carrying value of the debt and accrued interest of $40,752 and no gain or loss was recognized.

For the year ended December 31, 2025, the Company recorded $752 in interest expense related to these Notes. In accordance with ASC 205-20, this expense is classified within loss from discontinued operations on the accompanying consolidated statement of operations. Following the exchange and the subsequent sale of RPM Interactive on December 12, 2025, the Company has no further obligations under these Notes. As of December 31, 2025, the outstanding principal balance and accrued interest payable is $0.

Stock Options

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

MYSEUM, INC. AND SUBSIDIARIES AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 and 2024

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

During the year ended December 31, 2025, accretion of stock-based expense related to stock options amounted to $754,675 of which $740,705 was recorded in compensation and related expenses and $13,970 was recorded in professional and consulting expenses as reflected in the consolidated statements of operations.

As of December 31, 2025, a balance of $1,116,289 remains to be expensed over future vesting periods related to unvested stock options issued for services to be expensed over a weighted average period of 1.39 years.

During the year ended December 31, 2025, the stock options were valued at the grant date using a Black-Scholes option pricing model with the following assumptions. The Company did not issue any stock options during the year ended December 31, 2024. The simplified method was used for the expected option term and expected volatility was based on historical volatility:

2025
Dividend rate	-
Estimated expected term (in years)	3.5 to 6 years
Volatility	164.0% to 189.1%
Risk—free interest rate	3.73% to 4.59%

The following is a summary of the Company’s stock option activity for the years ended December 31, 2025 and 2024 as presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance on December 31, 2023	158,670	$105.30	3.12
Cancelled	(44,100)	49.13	-
Balance on December 31, 2024	114,570	126.92	2.08
Granted	590,000	4.21
Cancelled	(12,750)	(34.07)	-
Balance on December 31, 2025	691,820	$23.94	5.69
Options exercisable on December 31, 2025	186,820	$77.73	4.10
Weighted average fair value of options granted during the 2025 period		$3.20

On December 31, 2025, the aggregate intrinsic value of options outstanding was $0.

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

MYSEUM, INC. AND SUBSIDIARIES AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 and 2024

On January 7, 2025, in connection with the engagement agreement with The Benchmark Company, LLC (“Benchmark” or the “Placement Agent”), the Company issued the Placement Agent a warrant (“Placement Agent Warrant”) to purchase up to 60,000 shares of Common Stock, at an exercise price equal to 100.0% of the offering price per share of Common Stock, or $4.25 per share. The Placement Agent Warrant is exercisable during the four-and-a-half year period commencing six months after the date of the closing of this Offering.

A summary of the Company’s outstanding stock warrants, including 44,252 Series A public warrants, is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance on December 31, 2023	67,385	$49.80	2.65
Granted	590,000
Cancelled	(590,000)
Balance on December 31, 2024	67,385	49.80	1.65
Granted	60,000	4.25	-
Exercised	-	-	-
Balance on December 31, 2025	127,385	$28.35	2.23
Warrants exercisable on December 31, 2025	127,385	$28.35	2.23

On December 31, 2025, the aggregate intrinsic value of warrants outstanding was $0.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Operating Lease Agreement

See Note 8 for disclosure on the Company’s operating lease for its offices.

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

During the years ended December 31, 2025 and 2024, the compensation committee of the board of directors of the Company approved and the Company recorded a bonus to the Company’s chief executive officer in the amount of $350,000 and $300,000, respectively.

MYSEUM, INC. AND SUBSIDIARIES AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 and 2024

Ambassador Settlement

Prior to the Company’s IPO, the Company initiated a proposed “Ambassador Program” as a means to reward early investors for being Company brand ambassadors, helping the Company create value by using and letting others know about the Company and its products. However, the program never came to full fruition. In connection with a recent review and evaluation of this initiative, management made a determination regarding the value of what the eligible investors would have received. As a result, the Company made outreach to these investors to provide them with an opportunity to claim their reward payments, and distributions began in January 2025. The maximum estimated total potential distribution under this program is expected to be approximately $86,246. However, the actual distribution amount may be lower if less than all contacted shareholders claim their reward payments. The claim of reward payments has no expiration date. Such claim shall be recorded as settlement expense which is included in general and administrative expenses on the accompanying statement of operation and comprehensive loss. During the year ended December 31, 2025, the Company recorded settlement expense of $9,817 and paid settlement expenses of $22,105. During the year ended December 31, 2024, the Company accrued $76,428 of such claim and recorded settlement expense of $76,428, which is included and general and administrative expenses on the accompanying statement of operation and comprehensive loss. In December 2025, based on a management assessment of actual participation and claim patterns, the Company reduced the liability by $62,658 and recognized a corresponding gain on extinguishment of liabilities, which is included in other income (expense) on the accompanying consolidated statement of operations. As of December 31, 2025 and 2024, the Company’s accrued balance of such claim was $1,482 and $76,428, respectively, which is included in accounts payable and accrued expenses on the accompanying consolidated balance sheets.

NOTE 13 – INCOME TAXES

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets on December 31, 2025 and 2024 consist of net operating loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income.

The Company has incurred aggregate net operating losses of approximately $33,668,721 for income tax purposes as of December 31, 2025. The net operating losses carry forward for United States income taxes, which may be available to reduce future years’ taxable income. Management believes that the realization of the benefits from these losses appears unlikely due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset resulting from the net operating losses to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as necessary.

The components of loss before income taxes were as follows:

	2025	2024
Domestic	$(3,040,119)	$(5,025,007)
Total loss before income taxes	$(3,040,119)	$(5,025,007)

The Company has not recorded a current or deferred tax provision for years ended December 31, 2025 and 2024.

The following table reconciles the U.S. federal statutory income tax rate to the Company’s effective income tax rate for the year ended December 31, 2025:

	Year Ended December 31, 2025
	Amount	Percentage
Income tax benefit at U.S. statutory rate	$(638,425)	$(21.0)%
Income tax benefit – State	(152,006)	(5.0)%
Non-deductible expenses	225,245	7.4%
Change in valuation allowance	565,186	18.6%
Total provision for income tax	$-	$-

MYSEUM, INC. AND SUBSIDIARIES AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 and 2024

As previously disclosed for the year ended December 31, 2024, prior to the adoption of ASU 2023-09, the effective income tax rate differed from the federal statutory income tax rate as follows:

	Year Ended December 31, 2024
	Amount	Percentage
Income tax benefit at U.S. statutory rate	$(1,055,252)	(21.0)%
Income tax benefit – State	(251,250)	(5.0)%
Non-deductible expenses	81,214	1.6%
Change in valuation allowance	1,225,288	24.4%
Total provision for income tax	$-

The Company’s approximate net deferred tax asset on December 31, 2025 and 2024 was as follows:

Deferred Tax Asset:	December 31, 2025	December 31, 2024
Net operating loss carryforward	$8,753,867	$8,188,681
Valuation allowance	(8,753,867)	(8,188,681)
Net deferred tax asset	$-	$-

Of the $33,668,721 of available net operating losses, $1,403,306 begins to expire in 2034 and $32,265,415 which were generated after 2018 can be utilized indefinitely subject to annual usage limitations.

The Company provided a valuation allowance equal to the deferred income tax asset for the years ended December 31, 2025 and 2024 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. The increase in the allowance was $565,186 and $1,225,288 in years 2025 and 2024.

MYSEUM, INC. AND SUBSIDIARIES AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 and 2024

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

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2022, 2023, 2024 and 2025 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

NOTE 14 – SUBSEQUENT EVENTS

First Amendment to Equity Sales Agreement

On February 6, 2026, the Company entered into a First Amendment to Sales Agreement (the “First Amendment”) with Benchmark, which amends the Sales Agreement dated February 10, 2025. The First Amendment was executed to (i) reflect the Company’s name change to Myseum, Inc. and (ii) update the shelf registration statement to Form S-3 (File No. 333-291818), which was filed on November 26, 2025, and declared effective on December 3, 2025. Under the Sales Agreement, as amended, the Company may offer and sell shares of common stock having an aggregate sales price of up to $3,500,000 through an “at the market offering” program. Concurrently with the First Amendment, the Company filed a prospectus supplement dated February 6, 2026, in connection with the offer and sale of the Shares. All other material terms of the original Sales Agreement remain in full force and effect (see Note 11).

Common Shares and Warrants issued for Services

On March 5, 2026, pursuant to a 6-month marketing services agreement, the Company granted 200,000 warrants to purchase 200,000 shares of the Company’s common stock to a consultant for investor relations services. The warrants have a term of 2 years from the date of grant, are exercisable at an exercise price of $2.00 per share, and vest immediately. The warrants will be valued on the grant date using a Black-Scholes option pricing model which will be recognized as stock-based professional fees over the term of the agreement.

On March 2, 2026, the Company issued 60,000 of its common shares pursuant to a one-year consulting agreement. These shares were valued at $111,000, or a per share price of $1.85, based on the quoted closing price of the Company’s common stock on the measurement date, which will be recognized as stock-based professional fees over the term of the agreement.