Form 10-Q
period 2026-03-31
Myseum.AI, Inc.
filed 2026-05-15
CIK 1648960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number. 001-40729

MYSEUM.AI, INC.

(Exact name of registrant as specified in its charter)

Nevada	47-2502264
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

65 Church Street, Suite 230
New Brunswick, NJ	08901
(Address of principal executive offices)	(Zip Code)

(732) 374-3529
(Registrant’s telephone number, including area code)

MYSEUM, INC.

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

As of May 14, 2026, there were 5,074,329 shares of common stock, par value $0.0001 per share, outstanding.

MYSEUM.AI, INC.

FORM 10-Q

March 31, 2026

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

Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed throughout our Annual Report on Form 10-K as filed with the SEC on March 30, 2026. Some of the risks, uncertainties and assumptions that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, but are not limited to:

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

The foregoing list sets forth some, but not all, of the factors that could affect our ability to achieve results described in any forward-looking statements. You should read this Quarterly Report on Form 10-Q and the documents that we reference herein and have filed as exhibits to our Annual Report on Form 10-K, completely and with the understanding that our actual future results may be materially different from what we expect. You should assume that the information appearing in this Quarterly Report on Form 10-Q is accurate as of the date hereof. Because the risk factors referred to in our Annual Report on Form 10-K, as filed with the SEC on March 30, 2026, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all the information presented in this Quarterly Report on Form 10-Q, and particularly our forward-looking statements, by these cautionary statements.

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MYSEUM.AI, INC. AND SUBSIDIARIES AND CONSOLIDATED ENTITIES

(FORMERLY MYSEUM, INC.)

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$777,159	$749,030
Short-term investments, at fair value	1,591,377	2,981,909
Accounts receivable	73	83
Prepaid expenses	492,088	239,167

Total Current Assets	2,860,697	3,970,189

NON-CURRENT ASSETS:
Deferred offering costs	146,235	78,645
Property and equipment, net	13,107	17,371
Investment in equity securities, at fair value	1,726,000	2,920,000
Operating lease right-of-use asset, net	198,972	211,203

Total Non-current Assets	2,084,314	3,227,219

Total Assets	$4,945,011	$7,197,408

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$871,691	$873,691
Operating lease liability, current portion	53,430	51,040
Contract liabilities	55	59

Total Current Liabilities	925,176	924,790

LONG-TERM LIABILITIES:
Operating lease liability, less current portion	153,822	167,935

Total Long-Term Liabilities	153,822	167,935

Total Liabilities	1,078,998	1,092,725

Commitments and Contingencies (Note 11)

STOCKHOLDERS’ EQUITY:
Preferred stock ($0.0001 par value; 20,000,000 shares authorized)
Series A Preferred stock ($0.0001 Par Value; 1 Share designated; none issued and outstanding on March 31, 2026 and December 31, 2025)	-	-
Series B Preferred stock ($0.0001 Par Value; 2,000,000 Share designated; none issued and outstanding on March 31, 2026 and December 31, 2025)	-	-
Common stock ($0.0001 par value; 180,000,000 shares authorized; 4,391,274 and 4,331,274 shares issued and 4,324,329 and 4,264,329 shares outstanding on March 31, 2026 and December 31, 2025, respectively)	439	433
Common stock to be issued (139 shares on March 31, 2026 and December 31, 2025)	-	-
Additional paid-in capital	62,105,673	61,482,739
Treasury stock, at cost (66,945 shares on March 31, 2026 and December 31, 2025)	(397,969)	(397,969)
Accumulated deficit	(57,842,130)	(54,980,520)

Total Stockholders’ Equity	3,866,013	6,104,683

Total Liabilities and Stockholders’ Equity	$4,945,011	$7,197,408

See accompanying notes to unaudited consolidated financial statements.

MYSEUM.AI, INC. AND SUBSIDIARIES AND CONSOLIDATED ENTITIES

(FORMERLY MYSEUM, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2026	2025

NET REVENUES	$73	$83

OPERATING EXPENSES:
Compensation and related expenses	796,541	916,162
Marketing and advertising expenses	231,739	33,837
Professional and consulting expenses	517,182	330,598
General and administrative expenses	140,081	153,447

Total operating expenses	1,685,543	1,434,044

LOSS FROM OPERATIONS	(1,685,470)	(1,433,961)

OTHER INCOME (EXPENSES):
Interest income, net	17,860	41,336
Unrealized loss on equity securities	(1,194,000)	-

Total other income, net	(1,176,140)	41,336

LOSS FROM CONTINUING OPERATIONS	(2,861,610)	(1,392,625)

DISCONTINUED OPERATIONS:
Loss from discontinued operations, net of tax	-	(226,485)

Total loss from discontinued operations, net	-	(226,485)

NET LOSS	(2,861,610)	(1,619,110)

Net loss of former subsidiary attributable to noncontrolling interest of discontinued operations	-	145,914

NET LOSS ATTRIBUTABLE TO MYSEUM.AI, INC. SHAREHOLDERS	$(2,861,610)	$(1,473,196)

NET LOSS PER COMMON SHARE:
Basic and diluted - continuing operations	$(0.67)	$(0.34)
Basic and diluted - discontinued operations	$-	$(0.06)
Basic and diluted net loss per common share attributable to Myseum.AI, Inc. shareholders	$(0.67)	$(0.36)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	4,281,662	4,089,329

See accompanying notes to unaudited consolidated financial statements.

MYSEUM.AI, INC. AND SUBSIDIARIES AND CONSOLIDATED ENTITIES

(FORMERLY MYSEUM, INC.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

	Series B				Common Stock		Additional					Total
	Preferred Stock		Common Stock		to be Issued		Paid-in	Treasury Stock		Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Interest	Equity

Balance, December 31, 2025	-	$-	4,331,274	$433	139	$-	$61,482,739	66,945	$(397,969)	$(54,980,520)	$-	$6,104,683

Accretion of stock-based compensation in connection with stock option grants	-	-	-	-	-	-	225,861	-	-	-	-	225,861

Accretion of stock-based professional fees in connection with stock option grants	-	-	-	-	-	-	6,104	-	-	-	-	6,104

Issuance of common shares for services	-	-	60,000	6	-	-	110,994	-	-	-	-	111,000

Issuance of warrants for services	-	-	-	-	-	-	279,975	-	-	-	-	279,975

Net loss for the period	-	-	-	-	-	-	-	-	-	(2,861,610)	-	(2,861,610)

Balance, March 31, 2026	-	$-	4,391,274	439	$139	-	$62,105,673	66,945	$(397,969)	$(57,842,130)	$-	$3,866,013

	Series B				Common Stock		Additional					Total
	Preferred Stock		Common Stock		to be Issued		Paid-in	Treasury Stock		Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Interest	Equity

Balance, December 31, 2024	2,000,000	$200	3,076,274	$308	139	$-	$59,649,645	66,945	$(397,969)	$(52,373,248)	$(2,137,789)	$4,741,147

Accretion of stock based compensation in connection with stock option grants	-	-	-	-	-	-	155,054	-	-	-	-	155,054

Issuance of common stock for cash, net of allocated offering costs of $568,000	-	-	1,200,000	120	-	-	4,531,880	-	-	-	-	4,532,000

Initial recording on noncontrolling interest	-	-	-	-	-	-	188,810	-	-	-	(188,810)	-

Net loss for the period	-	-	-	-	-	-	-	-	-	(1,473,196)	(145,914)	(1,619,110)

Balance, March 31, 2025	2,000,000	$200	4,276,274	$428	139	$-	$64,525,389	66,945	$(397,969)	$(53,846,444)	$(2,472,513)	$7,809,091

See accompanying notes to unaudited consolidated financial statements.

MYSEUM.AI, INC. AND SUBSIDIARIES AND CONSOLIDATED ENTITIES

(FORMERLY MYSEUM, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,861,610)	$(1,619,110)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,264	5,541
Amortization of right-of-use asset	12,231	-
Stock-based compensation	225,861	155,054
Stock-based professional fees	163,766	-
Reversal of short-term investment interest income discount	43,692	-
Unrealized loss on equity securities	1,194,000	-
Changes in operating assets and liabilities:
Accounts receivable	-	(40)
Prepaid expenses	(19,608)	(21,934)
Assets of discontinued operations	-	220,879
Accounts payable and accrued expenses	(2,000)	(4,361)
Contract liabilities	(4)	33
Liabilities of discontinued operations	-	73,453
Operating lease liability	(11,723)	-

NET CASH USED IN OPERATING ACTIVITIES	(1,251,131)	(1,190,485)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of short-term investments	2,437,334	1,481,603
Purchase of short-term investments	(1,090,494)	(4,314,310)
Increase in intangible assets - capitalization of internal-use software of discontinued operations	-	(72,625)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	1,346,840	(2,905,332)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net	-	4,532,000
Payment of deferred offering costs	(67,590)	(152,500)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(67,590)	4,379,500

NET INCREASE IN CASH AND CASH EQUIVALENTS	28,119	283,683

CASH AND CASH EQUIVALENTS - beginning of period	749,030	766,985

CASH AND CASH EQUIVALENTS - end of period	$777,149	$1,050,668

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$2,664	$2,831
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Initial recording and changes in noncontrolling interest deficit	$-	$188,810
Common stock issued for future sale pursuant to ATM offering	$-	$75
Warrants issued for future services	$279,975	$-

See accompanying notes to unaudited consolidated financial statements.

MYSEUM.AI, INC. AND SUBSIDIARIES

(FORMERLY MYSEUM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Myseum.AI, Inc. (the “Company” or “Myseum”) was incorporated in the State of Nevada on December 4, 2014 under the name of YssUp, Inc. On March 4, 2015, the Company’s corporate name was changed to Dat Chat, Inc. In August 2016, the Board of Directors of the Company approved to change the name of the Company from Dat Chat, Inc. to DatChat, Inc. On August 7, 2025, the Company filed a Certificate of Amendment to its Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada to change the name of the Company to “Myseum, Inc.” On April 15, 2026, the Company filed a Certificate of Amendment to its Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada to change the name of the Company to “Myseum.AI, Inc.” The Company established a fiscal year end of December 31. The Company is a privacy-focused AI and social media technology company developing innovative platforms for secure digital sharing and storage. Its flagship platform, Picture Party, is a next-generation patented instant social networking experience designed to make it easier, more fun and private to share. The platform enables users to create curated albums, build encrypted galleries with controlled access, personalize their content feeds, and organize collections within a broader digital ecosystem. Picture Party by Myseum is currently available at the iOS app store and Google Play store, with a desktop version expected later this year. Built on patented technology and proprietary software, Picture Party by Myseum’s platform is an instant private social network for any occasion designed to make it easier, more fun and private to share. The platform enables individuals, families and groups to securely store and share messages, photos, videos within a private, multi-layered digital library, with a focus on privacy, control and long-term accessibility. The Company also operates DatChat Messenger & Private Social Network, which extends this focus on privacy by giving users greater control over their communications, including the ability to determine how long messages can be viewed, delete messages or entire conversations after sending, prevent screenshots and protect encrypted content stored on devices, all while maintaining a familiar messaging experience.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

Management acknowledges its responsibility for the preparation of the accompanying unaudited consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its financial position and the results of its operations for the periods presented. The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S. GAAP”) for interim financial information and with the instructions Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.

Certain information and note disclosure normally included in financial statements prepared in accordance with U.S. GAAP has been condensed or omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements. These unaudited consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to the financial statements for the year ended December 31, 2025 of the Company which were included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 30, 2026.

MYSEUM.AI, INC. AND SUBSIDIARIES

(FORMERLY MYSEUM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

(Unaudited)

The Company consolidates its subsidiaries that are wholly-owned and majority owned, and entities that are variable interest entities (“VIE”) where the Company is determined to be the primary beneficiary. The Company’s consolidated financial statements include the accounts of the parent entity. Myseum.AI, Inc., and RPM Interactive, which was a majority-owned subsidiary through August 27, 2024, became a VIE after August 27, 2024, and was deconsolidated on December 12, 2025. All intercompany accounts and transactions have been eliminated in consolidation.

On December 12, 2025, based on the Company’s analysis, the Company deconsolidated RPM Interactive following the sale of its interest in this VIE (see Note 3). In accordance with ASC 205-20, the results of operations and the gains on deconsolidation for RPM Interactive are presented as discontinued operations for all periods presented. As of December 31, 2025, the assets and liabilities of these entities are no longer included in the consolidated balance sheet.

Going concern considerations

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital to fund its research and development (“R&D”) activities and meet its obligations on a timely basis. As of March 31, 2026, the Company had cash and cash equivalents of $777,159, short-term investments of $1,591,377 and working capital of $1,935,521. Short-term investments include U.S. Treasury zero coupon bills that are all highly rated and have initial maturities between one and five months. During the three months ended March 31, 2026, the Company incurred a net loss of $2,861,610 and net cash used in operations amounted to $1,251,131 and had nominal revenues. There can be no assurance that sufficient funding will be available to allow the Company to successfully continue its R&D activities and meet its obligations. If the Company is unable to obtain the necessary funds, significant reductions in spending and the delay or cancellation of planned activities may be necessary. These actions would have a material adverse effect on the Company’s business, results of operations, and prospects. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these consolidated financial statements are issued. These unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Noncontrolling interests

The Company follows ASC Topic 810, “Consolidation,” governing the accounting for and reporting of noncontrolling interests (“NCI”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. In accordance with ASC Topic 810-10-45, the Company presented noncontrolling interests as a separate component of total shareholders’ equity on the unaudited consolidated balance sheets. Certain provisions of this standard indicate, among other things, that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than as step acquisitions or dilution gains or losses, and that losses of a partially-owned consolidated subsidiary be allocated to noncontrolling interests even when such allocation might result in a deficit balance. For the three months ended March 31, 2025, the net loss attributed to NCI was separately designated in the accompanying unaudited consolidated statements of operations and comprehensive loss. As of December 31, 2025 and during the three months ended March 31, 2026, the Company had no noncontrolling interest. Losses attributable to NCI in a subsidiary may exceed a NCI’s interests in the subsidiary’s equity. The excess attributable to NCI is attributed to those interests. NCI was attributed to their share of losses even if that attribution resulted in a deficit NCI balance.

Prior to December 12, 2025, the Company allocated certain corporate common expenses to its subsidiaries based on the ratio of direct subsidiary expenses to total consolidated expenses. Management believes that this allocation method is reasonable.

Due to the issuance of common shares by RPM Interactive, during the three months ended March 31, 2025, the Company recorded aggregate initial negative noncontrolling interest of $188,810 in total equity for the portion of additional equity ownership not attributable to the Company based on the minority interest holders’ ownership interest in the carrying value of RPM Interactive’s equity. During the three months ended March 31, 2025, the Company also allocated $145,914 of the net loss of the subsidiary to noncontrolling interest resulting in a total noncontrolling interest deficit of $2,472,513 as of March 31, 2025. As of March 31, 2026 and December 31, 2025, there is no noncontrolling interest balance remaining on the unaudited consolidated balance sheets.

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

MYSEUM.AI, INC. AND SUBSIDIARIES

(FORMERLY MYSEUM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

(Unaudited)

RPM Interactive

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

As of March 31, 2026 and December 31, 2025, the Company’s consolidated balance sheets do not include any assets and liabilities from VIEs.

See Note 3 – Discontinued Operations And Deconsolidation.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the consolidated financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates include assumptions used in assessing impairment of long-term assets, the valuation of equity securities, the valuation of lease liabilities and related right of use assets, the valuation of short-term investments, the valuation of deferred tax assets, the allocation of corporate expenses to subsidiaries which impacts noncontrolling interest, and the fair value of non-cash equity transactions.

Cash and cash equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company’s account at this institution is insured by the FDIC up to $250,000. On March 31, 2026, the Company had cash in excess of FDIC limits of approximately $415,000. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits. Any material loss that the Company may experience in the future could have an adverse effect on its ability to pay its operational expenses or make other payments and may require the Company to move its cash to other high quality financial institutions.

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

MYSEUM.AI, INC. AND SUBSIDIARIES

(FORMERLY MYSEUM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

(Unaudited)

The following table represents the Company’s fair value hierarchy of its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025.

	March 31, 2026			December 31, 2025
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Short-term investments	$1,591,377	$-	$-	$2,981,909	$-	$-
Equity securities	$-	$-	$1,726,000	$-	$-	$2,920,000

The Company’s short-term investments are level 1 measurements and are based on redemption value at each date. The Company’s investment in equity securities are level 3 measurements fair values are considered Level 3 when management makes significant assumptions to determine the fair value of the equity securities. On March 31, 2026 and December 31, 2025, the Company recorded the investment in equity securities, which consisted of Series E preferred shares in Avalon GloboCare Corp., a publicly held company, at estimated fair value using a dribble out method using the following assumptions:

●	A discount for the five-month prohibition on conversion

●	A liquidity discount resulting from the 4.99% ownership limitation

●	Market volatility and time value considerations associated with phased conversion

The level 3 investment value may fluctuate from period to period based on changes in the market volatility and trading volume of the investees common stock.

The change in the fair value measurement using significant inputs (Level 3) is summarized below:

Investment in equity securities:
Balance at December 31, 2025	$2,920,000
Change in fair value - unrealized loss on equity securities	(1,194,000)
Balance at March 31, 2026	$1,726,000

Short-term investments

The Company’s portfolio of short-term investments consists of marketable debt securities which are comprised solely of highly rated U.S. government securities with maturities of more than three months, but less than one year. The Company classifies these as available-for-sale at purchase date and will reevaluate such designation at each period end date. The Company may sell these marketable debt securities prior to their stated maturities depending upon changing liquidity requirements. These debt securities are classified as current assets in the unaudited consolidated balance sheets and recorded at fair value, with unrealized gains or losses included in accumulated other comprehensive gain (loss) and as a component of the unaudited consolidated statements of comprehensive loss. Gains and losses are recognized when realized. Gains and losses are determined using the specific identification method and are reported in other income (expense), net in the unaudited consolidated statements of operations. Short-term investments are carried at fair value, which is based on quoted market prices for such securities, if available, or is estimated on the basis of quoted market prices of financial instruments with similar characteristics.

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

MYSEUM.AI, INC. AND SUBSIDIARIES

(FORMERLY MYSEUM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

(Unaudited)

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

Accounts receivable

The Company recognizes an allowance for losses on accounts receivable and notes receivable in an amount equal to the estimated probable losses net of recoveries under the current expected credit loss method. The allowance is based on an analysis of historical bad debt experience, current receivables aging and expected future write-offs, as well as an assessment of specific identifiable customer accounts and notes receivable considered at risk or uncollectible. On January 1, 2023, the Company adopted ASC 326, “Financial Instruments - Credit Losses”. In accordance with ASC 326, an allowance is maintained for estimated forward-looking losses resulting from the possible inability of customers to make the required payments (current expected losses). The amount of the allowance is determined principally on the basis of past collection experience and known financial factors regarding specific customers. The expense associated with the allowance for doubtful accounts on accounts receivable is recognized in general and administrative expenses. As of March 31, 2026 and December 31, 2025, accounts receivable amounted to $73 and $83, respectively, which are presented net of allowance for doubtful accounts of $150 and $150. During the three months ended March 31, 2026 and 2025, the Company did not recognize any bad debt expense.

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

MYSEUM.AI, INC. AND SUBSIDIARIES

(FORMERLY MYSEUM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

(Unaudited)

As of March 31, 2026 and December 31, 2025, the Company has capitalized certain offering costs related to its efforts to raise capital through the sale of its common stock pursuant to an Equity Sales Agreement and additional capitalized costs related to legal fees and the preparation of its registration statement on Form S-3 (File No. 333-291818). As of March 31, 2026 and December 31, 2025, capitalized deferred offering costs amounted to $146,235 and $78,645, respectively, which is reflected on the accompanying unaudited consolidated balance sheets, respectively.

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

The Company recognizes revenues from subscription fees from the Company’s messaging application in the month they are earned. Annual and lifetime subscription payments received that are related to future periods are recorded as deferred revenue to be recognized as revenues over the contract term or period. Lifetime subscriptions are being recognized to revenues over the estimated useful life of the subscription of 12 months. During the three months ended March 31 2026 and 2025, all of the Company’s revenue was generated from subscription revenues.

Advertising costs

The Company applies ASC 720 “Other Expenses” to account for advertising related costs. Pursuant to ASC 720-35-25-1, the Company expenses advertising costs as they are incurred. Advertising costs were $231,739 and $33,837 for the three months ended March 31, 2026 and 2025, respectively, and are included in marketing and advertising expenses on the unaudited consolidated statements of operations.

Leases

The Company applied ASC Topic 842, Leases (Topic 842) to arrangements with lease terms of 12 months or more. Operating lease right of use assets (“ROU”) represents the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company use an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in general and administrative expenses in the unaudited consolidated statements of operations.

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

MYSEUM.AI, INC. AND SUBSIDIARIES

(FORMERLY MYSEUM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

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

	March 31,
	2026	2025
Common stock equivalents:
Common stock warrants	327,385	67,385
Common stock options	691,820	374,570
Total	1,019,205	441,955

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

MYSEUM.AI, INC. AND SUBSIDIARIES

(FORMERLY MYSEUM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

(Unaudited)

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

Each share of Series E Preferred Stock has a stated value of $1,000 per share and is convertible into shares of Avalon common stock at a conversion price of $1.50 per share, subject to certain restrictive periods. Due to the lack of marketability and conversion restrictions, the Company determined that the stated value did not represent the immediate fair value. Utilizing a valuation model incorporating Avalon’s quoted common share price, market volume and liquidity constraints, the Company determined the fair value of the Avalon Series E Preferred Stock to be $2,920,000 as of the date of the transaction and as of December 31, 2025, and as of March 31, 2026, the Company determined the fair value of the Avalon Series E Preferred Stock to be $1,726,000. This valuation accounted for the estimated time required to liquidate the shares in the open market and the associated marketability discounts.

Pursuant to ASC 810-10-40-4, on December 12, 2025, the Company deconsolidated RPM Interactive since it no longer had a controlling financial interest in and was no longer a primary beneficiary of RPM Interactive and RPM Interactive became a wholly-owned subsidiary of Avalon. The Company will have no continuing involvement in RPM Interactive after it has been deconsolidated.

In accordance with ASC 205-20, the disposal of RPM Interactive represents a strategic shift away from the development and costs with RPM Interactive products in order to concentrate on the Company’s product offerings. Accordingly, the results of operations of RPM interactive have been classified as discontinued operations in the accompanying unaudited consolidated statements of operations for all periods presented. The following table summarizes the results of the discontinued operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Operating expenses	$-	$226,485
Total loss from discontinued operations, net	$-	$(226,485)

As of March 31, 2026 and December 31, 2025, the Company had no assets and liabilities of discontinued operations.

MYSEUM.AI, INC. AND SUBSIDIARIES

(FORMERLY MYSEUM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

(Unaudited)

NOTE 4 – INVESTMENT IN EQUITY SECURITIES

On December 12, 2025, in connection with the merger and deconsolidation of RPM Interactive (see Note 3), the Company received 6,561.71 shares of Series E Preferred Stock of Avalon GloboCare Corp., a publicly held company (“Avalon”). Each share of Series E Preferred Stock has a stated value of $1,000 per share and is convertible into shares of Avalon common stock at a conversion price of $1.50 per share, subject to certain restrictive periods. As the Company does not have the ability to exercise significant influence over Avalon, this investment is recorded at fair value. Due to the lack of marketability and conversion restrictions, the Company determined that the stated value did not represent the immediate fair value. Utilizing a valuation model incorporating Avalon’s quoted common share price, market volume and liquidity constraints, the Company determined the fair value of the Avalon Series E Preferred Stock to be $1,726,000 and $2,920,000 as of March 31, 2026 and December 31, 2025, respectively. This valuation accounted for the estimated time required to liquidate the shares in the open market and the associated marketability discounts. During the three months ended March 31, 2026, the Company recorded an unrealized loss on equity securities of $1,194,000.

NOTE 5 – SHORT-TERM INVESTMENTS

On March 31, 2026 and December 31, 2025, the Company’s short-term investments consisted of the following:

	March 31, 2026			December 31, 2025
	Cost	Unrealized Gain	Fair Value	Cost	Unrealized Gain	Fair Value
US Treasury zero coupon bills	$1,591,377	$-	$1,591,377	$2,981,909	$-	$2,981,909
Total short-term investments	$1,591,377	$-	$1,591,377	$2,981,909	$-	$2,981,909

As of March 31, 2026, short-term investments mature between April 2026 and June 2026.

The following table summarizes activity in the Company’s short-term investments, at fair value for the period presented:

Three Months Ended March 31,
2026
Fair Value, December 31, 2025	$2,981,909
Purchases of short-term investments	1,090,494
Sales of short-term investments	(2,437,334)
Reversal of short-term investments interest income discount	(43,692)
Fair Value, March 31, 2026	$1,591,377

NOTE 6 – PROPERTY AND EQUIPMENT

On March 31, 2026 and December 31, 2025, property and equipment consisted of the following:

	Useful life	March 31, 2026	December 31, 2025
Furniture and fixture	5 years	$56,575	$56,575
Computer equipment	3 – 5 years	44,065	44,065
Leasehold improvements	3 years	4,350	4,350
		104,990	104,990
Less: accumulated depreciation		(91,883)	(87,619)
		$13,107	$17,371

For the three months ended March 31, 2026 and 2025, depreciation of property and equipment amounted to $4,264 and $5,541, respectively.

MYSEUM.AI, INC. AND SUBSIDIARIES

(FORMERLY MYSEUM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

(Unaudited)

NOTE 7 – INTERNAL-USE SOFTWARE

During the three months ended March 31, 2025, RPM Interactive capitalized certain software development costs incurred amounting to $72,625 since the RPM Interactive software development projects were in the application development stage.

For the three months ended March 31, 2025, amortization of intangible assets related to RPM Interactive amounted to $0. The internal-use software was placed in service on August 1, 2025.

Upon the sale and deconsolidation of RPM Interactive on December 12, 2025 (see Note 3), all associated internal-use software assets were removed from the Company’s consolidated balance sheet. Accordingly, the balance of internal-use software as of March 31, 2026 and December 31, 2025 was $0.

NOTE 8 – OPERATING LEASE RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

On August 27, 2021, the Company entered into an amendment to its lease agreement with its landlord to modify the facility lease to relocate and increase the square footage of the lease premises. The term of the lease commenced on October 1, 2021 with a new monthly base rent of $7,156 plus a pro rata share of operating expenses beginning January 2022. This lease expired on December 31, 2024. The base rent was subject to 3% annual increases beginning in the 2nd and 3rd lease year as defined in the amended lease agreement. On April 24, 2025, the Company entered into an amendment agreement with the same landlord to modify the facility lease to relocate and reduce the square footage of the lease premises. The term of the lease commenced on May 1, 2025 and shall expire on May 31, 2029 with a new monthly base rent of $6,417 plus a pro rata share of operating expenses beginning on June 1, 2025. The base rent is subject to 3% annual increases beginning in the 2nd, 3rd and 4th lease year as defined in the amended lease agreement. In addition to the monthly base rent, the Company is charged separately for a monthly payment of $307 for electrical use which is considered a non-lease component. These non-lease component payments are expensed as incurred and are not included in operating lease assets or liabilities. For the three months ended March 31, 2026 and 2025, rent expense amounted to $89,383 and $25,677, respectively, and were included in general and administrative expenses.

On April 24, 2025, upon the execution of the amendment agreement, the Company recorded right-of-use assets and operating lease liabilities of $244,793. The remaining lease term for the operating lease is 38 months as of March 31, 2026 and the incremental borrowing rate is 14.0% (based on historical borrowing rates).

Right-of- use assets are summarized below:

	March 31, 2026	December 31, 2025
Office lease	$244,793	$244,793
Less accumulated amortization	(45,821)	(33,590)
Right-of-use asset, net	$198,972	$211,203

Operating lease liabilities are summarized below:

	March 31, 2026	December 31, 2025
Office lease	$244,793	$244,793
Reduction of lease liability	(37,541)	(25,818)
Total lease liability	207,252	218,975
Less: current portion	(53,430)	(51,040)
Long term portion of lease liability	$153,822	$167,935

MYSEUM.AI, INC. AND SUBSIDIARIES

(FORMERLY MYSEUM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

(Unaudited)

Minimum lease payments under the non-cancelable operating lease on March 31, 2026 are as follows:

For the year ended March 31:
2026	$79,116
2027	81,486
2028	83,939
2029	14,023
Total	258,564
Less: present value discount	(51,312)
Total operating lease liability	$207,252

NOTE 9 – RELATED PARTY TRANSACTIONS

See Note 11 for Employment Agreement with the Company’s chief executive officer, Darin Myman.

During the three months ended March 31, 2026 and 2025, the wife of the Company’s chief executive officer was employed as an executive secretary and earned $18,000 and $18,000, respectively. Additionally, during the three months ended March 31, 2026 and 2025, the daughter of the Company’s chief executive officer was employed and earned $13,750 and $11,292, respectively.

NOTE 10 – STOCKHOLDERS’ EQUITY

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

Preferred Stock

Series A Preferred Stock

In August 2016, the Company designated one share of Series A Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), which has a stated value equal to $1.00 as may be adjusted for any stock dividends, combinations or splits. Each one (1) share of the Series A Preferred Stock shall have voting rights equal to (x) the total issued and outstanding Common Stock eligible to vote at the time of the respective vote divided by (y) forty-nine one hundredths (0.49) minus (z) the total issued and outstanding Common Stock eligible to vote at the time of the respective vote. The Series A Preferred Stock does not convert into securities of the Company. The Series A Preferred Stock does not contain any redemption provision. In the event of liquidation of the Company, the holder of Series A Preferred shall not have any priority or preferences with respect to any distribution of any assets of the Company and shall be entitled to receive equally with the holders of the Company’s common stock. As of March 31, 2026 and December 31, 2025, there were no Series A Preferred Stock outstanding.

MYSEUM.AI, INC. AND SUBSIDIARIES

(FORMERLY MYSEUM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

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

On August 4, 2023, the Company issued 2,000,000 of Series B preferred for aggregate cash of $1,000.

Pursuant to the automatic cancellation terms set forth in the Certificate of Designation, Rights and Limitations, in 2025 all 2,000,000 shares of Series B Preferred Stock were deemed cancelled and retired due to an authorized stock increase. As of March 31, 2026 and December 31, 2025, there were no shares of Series B Preferred Stock issued or outstanding. These shares have been restored to the status of authorized but unissued shares of Preferred Stock. No consideration was paid by the Company in connection with this cancellation.

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

MYSEUM.AI, INC. AND SUBSIDIARIES

(FORMERLY MYSEUM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

(Unaudited)

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

The offering of Shares pursuant to the Sales Agreement will terminate on the earlier of (1) the sale, pursuant to the Sales Agreement, of Shares having an aggregate offering price of $3,500,000 and (2) the termination of the Sales Agreement by either us or Benchmark, as permitted therein. The Shares will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-291818) filed by the Company with the SEC on November 26, 2025 and declared effective by the SEC on December 3, 2025. On March 27, 2025, the Company issued 750,000 shares of its common stock to Benchmark to be held and issued to future investors pursuant to the Sales Agreement. As of March 31, 2026, no proceeds from the sale of these shares have been received. These shares are not considered issued and outstanding for accounting purposes, Upon the receipt of proceeds from the sale of the common shares, the Company shall record the net proceeds from the sale of such shares to additional paid-in capital. During the year ended December 31, 2025, the Company paid an aggregate of $146,235 of offering costs related to the Sales Agreement and capitalized legal fees and other expenses related to the preparation of the new registration statement, which has been reflected as part of deferred offering costs on the accompanying consolidated balance sheet as of March 31, 2026 (See Note 2 – Deferred Offering Costs). The sale Agreement is still active and the Company began raising capital pursuant to the Sales Agreement in April 2026.

On February 6, 2026, the Company entered into a First Amendment to Sales Agreement (the “First Amendment”) with Benchmark, which amends the Sales Agreement dated February 10, 2025. The First Amendment was executed to (i) reflect the Company’s name change to Myseum, Inc. and (ii) update the shelf registration statement to Form S-3 (File No. 333-291818), which was filed on November 26, 2025, and declared effective on December 3, 2025. Under the Sales Agreement, as amended, the Company may offer and sell shares of common stock having an aggregate sales price of up to $3,500,000 through an “at the market offering” program. Concurrently with the First Amendment, the Company filed a prospectus supplement dated February 6, 2026, in connection with the offer and sale of the Shares. All other material terms of the original Sales Agreement remain in full force and effect (see Note 10).

MYSEUM.AI, INC. AND SUBSIDIARIES

(FORMERLY MYSEUM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

(Unaudited)

2023 Stock Repurchase Plan

On January 6, 2023, the Board of Directors of the Company approved a stock repurchase program authorizing the purchase of up to $2 million of the Company’s common stock (the “2023 Stock Repurchase Program”). In connection with the 2023 Stock Repurchase Program, during the year ended December 31, 2023, the Company purchased 66,945 shares of its common stock for $397,969, or at an average price of $5.94 per share, which has been reflected as treasury stock on the accompanying consolidated balance sheet on March 31, 2026 and December 31, 2025. During the three months ended March 31, 2026 and 2025, the Company did not purchase any treasury shares.

Common Stock Issued for Professional Services

On March 5, 2026, the Company issued 60,000 of its common shares pursuant to a consulting agreement. These shares were valued at $111,000, or a per share price of $1.85, based on the quoted closing price of the Company’s common stock on the measurement date, which was immediately recognized as stock-based professional fees.

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

During the three months ended March 31, 2025, accretion of stock-based expense related to stock options amounted to $155,054 which was recorded in compensation and related expenses as reflected in the unaudited consolidated statements of operations. During the three months ended March 31, 2026, accretion of stock-based expense related to stock options amounted to $231,965 which was recorded in compensation and related expenses as reflected in the unaudited consolidated statements of operations.

As of March 31, 2026, a balance of $884,327 remains to be expensed over future vesting periods related to unvested stock options issued for services to be expensed over a weighted average period of 1.16 years.

MYSEUM.AI, INC. AND SUBSIDIARIES

(FORMERLY MYSEUM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

(Unaudited)

During the three months ended March 31, 2025, the stock options were valued at the grant date using a Black-Scholes option pricing model with the following assumptions. The Company did not issue any stock options during the three months ended March 31, 2026. The simplified method was used for the expected option term and expected volatility was based on historical volatility:

2025
Dividend rate	-
Estimated expected term (in years)	6 years
Volatility	182.9%
Risk—free interest rate	4.59%

The following is a summary of the Company’s stock option activity for the three months ended March 31, 2026 as presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance on December 31, 2025	691,820	$23.94	5.69
Granted	-	-	-
Cancelled	-	-	-
Balance on March 31, 2026	691,820	$23.94	5.45
Options exercisable on March 31, 2026	316,820	$47.57	4.96
Weighted average fair value of options granted during the three months ended March 31, 2026		$-

On March 31, 2026, the aggregate intrinsic value of options outstanding was $0.

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

On March 2, 2026, pursuant to a 6-month marketing services agreement, the Company granted 200,000 warrants to purchase 200,000 shares of the Company’s common stock to a consultant for investor relations services. The warrants have a term of 2 years from the date of grant, are exercisable at an exercise price of $2.00 per share, and vest immediately. The warrants were valued at $279,975 on the grant date using a Black-Scholes option pricing model. In connection with these warrants, during the three months ended March 31, 2026, the Company recorded stock-based professional of $46,662 and as of March 31, 2026 recorded prepaid expenses of $233,313, which will be recognized as stock-based professional fees over the term of the agreement.

MYSEUM.AI, INC. AND SUBSIDIARIES

(FORMERLY MYSEUM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

(Unaudited)

A summary of the Company’s outstanding stock warrants, including 44,252 Series A public warrants, is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance on December 31, 2025	127,385	$28.35	2.23
Granted	200,000	2.00	-
Exercised	-	-	-
Balance on March 31, 2026	327,385	$12.25	1.95
Warrants exercisable on March 31, 2026	327,385	$12.25	1.95

On March 31, 2026, the aggregate intrinsic value of warrants outstanding was $0.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Operating Lease Agreement

See Note 8 for disclosure on the Company’s operating lease for its offices.

Employment Agreement

Chief Executive Officer of Myseum.AI, Inc.

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

MYSEUM.AI, INC. AND SUBSIDIARIES

(FORMERLY MYSEUM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

(Unaudited)

On January 14, 2025, the compensation committee of the board of directors of the Company approved and the Company recorded a bonus to the Company’s chief executive officer in the amount of $350,000.

During the three months ended March 31, 2026 and 2025, the Company recorded a bonus of $0 and $350,000, respectively, and are included in compensation and related expenses as reflected in the unaudited consolidated statements of operations.

On April 17, 2026, the compensation committee of the board of directors of the Company approved and the Company recorded a bonus to the Company’s chief executive officer in the amount of $350,000 (See Note 12).

Ambassador Settlement

Prior to the Company’s IPO, the Company initiated a proposed “Ambassador Program” as a means to reward early investors for being Company brand ambassadors, helping the Company create value by using and letting others know about the Company and its products. However, the program never came to full fruition. In connection with a recent review and evaluation of this initiative, management made a determination regarding the value of what the eligible investors would have received. As a result, the Company made outreach to these investors to provide them with an opportunity to claim their reward payments, and distributions began in January 2025. The maximum estimated total potential distribution under this program is expected to be approximately $86,246. However, the actual distribution amount may be lower if less than all contacted shareholders claim their reward payments. The claim of reward payments has no expiration date. Such claim shall be recorded as settlement expense which is included in general and administrative expenses on the accompanying statement of operation and comprehensive loss. During the three months ended March 31, 2026, the Company recorded settlement expense of $98. During the three months ended March 31, 2025, the Company recorded settlement expense of $9,817 and paid settlement expenses of $19,257. In December 2025, based on a management assessment of actual participation and claim patterns, the Company reduced the liability by $62,658 and recognized a corresponding gain on extinguishment of liabilities. As of March 31, 2026 and December 31, 2025, the Company’s accrued balance of such claim was $0 and $1,482, respectively, which is included in accounts payable and accrued expenses on the accompanying unaudited consolidated balance sheets.

NOTE 12 – SUBSEQUENT EVENTS

Sales of Common Stock under the At-The-Market Offering

In April 2026, the Company sold 750,000 shares of its common stock under the Sales Agreement with The Benchmark Company, LLC for aggregate gross proceeds of approximately $3.3 million.

Increase to At-The-Market Offering

On April 23, 2026, the Company’s Board of Directors approved an increase to the size of the offering under the Sales Agreement to allow for the sale of additional shares of common stock having an aggregate offering price of up to $2,754,500. The Shares are to be offered and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-291818) declared effective by the Securities and Exchange Commission on December 3, 2025, and a related prospectus supplement. The net proceeds of the offering are intended to be used for general working capital and general corporate purposes.

Chief Executive Officer of Myseum.AI, Inc Bonus

On April 17, 2026, the compensation committee of the board of directors of the Company approved and the Company recorded a bonus to the Company’s chief executive officer in the amount of $350,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related notes for the year ended December 31, 2025 included in our Annual Report on Form 10-K filed with the Securities Exchange Commission, or SEC. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q. All amounts in this report are in U.S. dollars, unless otherwise noted.

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

Recent Events

Name Change and AI Developments

On April 15, 2026, the Company filed a Certificate of Amendment to its Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada to change the name of the Company to “Myseum.AI, Inc.”

The rebrand illuminates the Company’s core technology platform which will integrate proprietary privacy-first artificial intelligence (AI) into its secure messaging and social media platforms. The Company is developing privacy-first agentic localized AI agents that assist in managing personal media such as photos, videos, and messages, while maintaining privacy. The technology will adapt to individual patterns and preferences to better assist the user while maintaining data integrity and encryption to help ensure that user information is never shared with any other social platforms or large language models used to train traditional AI. The Company’s goal is to maintain user privacy while providing personalized AI agents that can perform tasks such as creating user-defined albums automatically, turning photos into videos, repairing damaged media, sorting and identifying media, facial recognition auto-tagging and other media organizational tasks. The personalized AI assistant will learn from the user’s individual actions and will not share that information with traditional AI models.

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

Results of Operations

Revenue

During the three months ended March 31, 2026 and 2025, we generated revenues of $73 and $83, respectively, which consisted of subscription revenues.

Operating expenses

For the three months ended March 31, 2026, operating expenses amounted to $1,685,543 as compared to $1,434,044 for the three months ended March 31 2025, an increase of $251,499, or 17.5%. For the three months ended March 31 2026 and 2025, operating expenses consisted of the following:

	Three Months Ended March 31,
	2026	2025
Compensation and related expenses	$796,541	$916,162
Marketing and advertising expenses	231,739	33,837
Professional and consulting expenses	517,182	330,598
General and administrative expenses	140,081	153,447
Total	$1,685,543	$1,434,044

Compensation and related expenses

Compensation and related expenses include salaries, stock-based compensation, health insurance and other benefits.

During the three months ended March 31, 2026 and 2025, compensation and related expenses amounted to $796,541 and $916,162, respectively, a decrease of $119,621, or 13.1%. The decrease was attributable to a decrease in bonus of $350,000, offset by an increase in stock-based compensation of $70,806 due to the accretion of stock-based option expense issuance for new stock options issued in 2025, and an overall increase in compensation and other related expenses of $159,573 partially as a result of a decrease in the allocation of compensation and related expenses to RPM, which is included in loss from discontinued operations.

Marketing and advertising expenses

During the three months ended March 31, 2026 and 2025, marketing and advertising expenses amounted to $231,739 and $33,837, respectively, an increase of $197,902, or 584.9%, primarily due to an overall increase in promotions, branding and digital marketing strategies and social media advertisements.

Professional and consulting expenses

During the three months ended March 31, 2026 and 2025, we reported professional and consulting expenses of $517,182 and $330,598, respectively, an increase of $186,584, or 56.4%. The increase was attributable to an increase in investor relations fees of $33,028, an increase in stock-based consulting fees of $163,766, an increase in other consulting fees of $34,500, and an increase in other professional fees of $32,142, primarily due to a decrease in the allocation of professional and consulting expenses to RPM, which is included in loss from discontinued operations, offset by a decrease in decrease in legal fees of $76,852.

General and administrative expenses

During the three months ended March 31, 2026 and 2025, general and administrative expenses amounted to $140,081 and $153,447, respectively, a decrease of $13,366, or 8.7%. The decrease was primarily attributable to a decrease in settlement expense of $9,719 recorded in connection with the Ambassador Settlement discussed elsewhere.

Loss from Operations

During the three months ended March 31, 2026, loss from operations amounted to $1,685,470 as compared to $1,433,961 during the three months ended March 31, 2025, an increase of $251,509, or 17.5%.

Other Income (Expense)

Other income (expenses) primarily consisted of interest income and an unrealized loss on equity securities. During the three months ended March 31, 2026 and 2025, we reported other (expenses) income, net of $(1,176,140) and $41,336, respectively, a negative change of $1,217,476, or 2,945%.

During the three months ended March 31, 2026, other expense, net primarily consisted of an unrealized loss on equity securities of $1,194,000 that are primarily related to the decrease in the valuation of the fair value of the Avalon Series E Preferred Stock caused by the decrease in Avalon’s quoted common share price, offset by interest income, net of $17,860.

During the three months ended March 31, 2025, other income, net solely consisted of interest income of $41,336.

Loss from Continuing Operations

During the three months ended March 31, 2026, loss from continuing operations amounted to $2,861,610 as compared to $1,392,625 during the three months ended March 31, 2025, an increase of $1,468,985, or 105.5%.

Loss from Discontinued Operations

For the three months ended March 31, 2026, loss from discontinued operations amounted to $0 as compared to a loss from discontinued operations of $226,485 for the three months ended March 31 2025, a decrease of $226,485, or 100.0%. The following table summarizes the results of the discontinued operations for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Operating expenses	$-	$226,485
Other expenses	-	-
Loss from discontinued operations, net of tax	-	(226,485)
Gain on sale and deconsolidation of variable interest entities	-	-
Total gain (loss) from discontinued operations, net	$-	$(226,485)

Net Loss and Net Loss Attributable Common Shareholders

Due to the foregoing reasons, during the three months ended March 31, 2026 and 2025, our net loss was $2,861,610 and $1,619,110, respectively, an increase of $1,242,500, or 76.7%. During the three months ended March 31, 2026 and 2025, our net loss attributable to Myseum.AI, Inc. shareholders was $2,861,610 and $1,473,196, respectively, an increase of $1,388,414, or 94.2%.

During the three months ended March 31, 2026, our total basic and diluted net loss per common share attributable to Myseum.AI, Inc. shareholders was $(0.67). During the three months ended March 31, 2025, our total basic and diluted net loss per common share attributable to Myseum.AI, Inc. shareholders was $(0.36).

Liquidity, Capital Resources and Plan of Operations

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. On March 31, 2026, we had a cash balance of $777,159, short-term investments of $1,591,377, and working capital of $1,935,521. Short-term investments include U.S. Treasury zero coupon bills that are all highly rated and have initial maturities between one and five months. During the three months ended March 31, 2026, we incurred a net loss of $2,861,610 and used net cash in operations of $1,251,131. Additionally, the Company had nominal revenues in 2026.

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital to fund its research and development (“R&D”) activities and meet its obligations on a timely basis. There can be no assurance that sufficient funding will be available to allow the Company to successfully continue its R&D activities and meet its obligations. If the Company is unable to obtain the necessary funds, significant reductions in spending and the delay or cancellation of planned activities may be necessary. These actions would have a material adverse effect on the Company’s business, results of operations, and prospects. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these consolidated financial statements are issued. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Cash Flows from Operating Activities

Net cash used in operating activities totaled $1,251,131 and $1,190,485 for the three months ended March 31, 2026 and 2025, respectively, an increase of $60,646.

Net cash flow used in operating activities for the three months ended March 31, 2026 primarily reflected a net loss of $2,861,610 adjusted for the add-back of non-cash items consisting of depreciation and amortization of $4,264, amortization of right of use assets of $12,231, accretion of stock-based stock option, compensatory warrants, and common stock expense of $389,627, reversal of short-term investment interest income discount of $43,692, and an unrealized loss on equity securities of $1,194,000, offset by changes in operating assets and liabilities primarily consisting of an increase in prepaid expenses of $19,608, a decrease in accounts payable and accrued expenses of $2,000, a decrease in contract liabilities of $4, and a decrease in operating lease liabilities of $11,723.

Net cash flow used in operating activities for the three months ended March 31, 2025 primarily reflected a net loss of $1,619,110 adjusted for the add-back of non-cash items consisting of depreciation and amortization of $5,541, and accretion of stock-based stock option and common stock expense of $155,054, offset by changes in operating assets and liabilities primarily consisting of an increase in accounts receivable of $40, an increase in prepaid expenses of $21,934, a decrease in assets of discontinued operations of $220,879, a decrease in accounts payable and accrued expenses of $4,361, an increase in contract liabilities of $33, and an increase in liabilities of discontinued operations of $73,453.

Cash Flows from Investing Activities

Net cash provided (used in) by investing activities amounted to $1,346,840 and $(2,905,332) for the three months ended March 31, 2026 and 2025, respectively, a negative change of $4,447,090.

During the three months ended March 31, 2026, cash flows provided by investing activities comprised of gross proceeds from the sale of short-term investments of $2,437,334, offset by purchases of short-term investments of $1,090,494.

During the three months ended March 31, 2025, we purchased short-term investments of $4,314,310 and received gross proceeds from the sale of short-term investments of $1,481,603. Additionally, we capitalized internal-use software of $72,625.

Cash Flows from Financing Activities

Net cash used in financing activities totaled $67,590 for the three months ended March 31, 2026 as compared to net cash provided by financing activities of $4,379,500 for the three months ended March 31, 2025, a decrease of $4,447,090.

During the three months ended March 31, 2026, we paid deferred offering costs of $67,590.

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

Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions, including, without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended, and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of our initial public offering, which would be December 31, 2026; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of March 31, 2026.

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

ITEM 1A. RISK FACTORS.

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 30, 2026 (“Annual Report”). Except as set forth below, there have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

The use of new and evolving technologies, such as artificial intelligence, in our business may result in spending material resources and presents risks and challenges that can impact our business including by posing security and other risks to our confidential and/or proprietary information, including personal information, and as a result we may be exposed to reputational harm and liability.

We use artificial intelligence in our business processes, and this innovation presents risks and challenges that could affect its adoption, and therefore our business. The use of AI presents risks and challenges that could adversely affect our business and reputation, including cybersecurity, data privacy, IT, confidentiality, regulatory, legal, operational, competitive, reputational, intellectual property and other risks. Specifically, risks related to accuracy, bias, AI hallucinations, discrimination, harmful content, misinformation, fraud, scams, targeted attacks (including model poisoning or data poisoning), surveillance, data leakage, bias and inequality, environmental and other harms may flow from our development or use of AI technologies. For example, use of certain AI tools may increase the risk of unauthorized disclosure of confidential information, compromise of proprietary intellectual property, or inadvertent inclusion of third-party intellectual property or other protected material, which could result in disputes or claims of infringement.

Additionally, government and supranational regulation related to AI is evolving as new laws and regulations are implemented globally and could increase the operational cost of compliance, including through requirements related to transparency, accountability, risk management, human oversight, and data governance. We expect to see increasing regulation related to AI governance, use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. For example, the EU’s Artificial Intelligence Act (“AI Act”) - the world’s first comprehensive AI law -entered into force on August 1, 2024, with most important provisions scheduled to become effective in August 2026. As currently enacted, the AI Act imposes significant obligations on providers and deployers of high-risk AI systems and general purpose AI models, and encourages providers and deployers of AI systems to account for EU ethical principles when developing and using AI technology. The scope of requirements depends on legal and risk determinations that rely on novel legal provisions that have not yet been fully interpreted by courts or regulators, and non-compliance can lead to significant fines.

In the U.S., the regulatory environment is complex and uncertain. Over the past year, states have advanced, and in some cases passed, dozens of laws focusing on AI governance and regulation, including deployment of AI in healthcare settings. At the Federal level, the current executive administration has endorsed a federal moratorium on the enforcement of state AI laws, including through a December 11, 2025, executive order on “Ensuring a National Policy Framework for Artificial Intelligence.” So far, these efforts have not been successful at curtailing state action on AI regulation, contributing to a complicated legislative patchwork, which may be litigated in state and federal courts. In addition, there is continued uncertainty regarding the application of existing federal and state legal frameworks to uses and development of AI, and legal norms and market standards regarding AI continue to evolve. For example, various federal and state regulators have issued guidance and focused enforcement efforts on the use of AI in regulated sectors. If we develop or use AI systems that are governed by these laws or regulations, including as informed by regulatory guidance, we will need to meet higher standards of data quality, transparency, and human oversight, and we would need to adhere to specific, potentially burdensome and costly ethical, accountability, and administrative requirements. We may also be subject to significant enforcement or litigation in the event of any perceived non-compliance.

The rapid evolution of AI will require the application of significant resources to design, develop, test and maintain our products and services to help ensure that AI is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. Our vendors may in turn incorporate AI tools into their offerings, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving theft and misuse of personal information, confidential information and intellectual property. In addition, the use of generative AI models in our internal or third-party systems may create new attack surfaces or methods for adversaries, which could impact us and our vendors. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business, financial condition and results of operation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Recent Sales of Unregistered Securities.

On March 5, 2026, we issued 60,000 shares of common stock pursuant to a consulting agreement. These shares were valued at $111,000, or a per share price of $1.85, based on the quoted closing price of the Company’s common stock on the measurement date.

The foregoing issuance was made in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D promulgated thereunder.

(b)	Issuer Purchases of Equity Securities

We did not have any common stock repurchases during the quarterly period ended March 31, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K of the Exchange Act.

ITEM 6. EXHIBITS.

Exhibit No.	Description of Exhibits
3.1	Certificate of Amendment to Amended and Restated Articles of Incorporation dated April 15, 2026 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 15, 2026)
10.1	First Amendment to Sales Agreement between Myseum, Inc. and The Benchmark Company, LLC dated February 6, 2026 (Incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2026)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, is formatted in Inline XBRL

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MYSEUM.AI, INC.

Dated: May 15, 2026	/s/ Darin Myman
Darin Myman
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 15, 2026	/s/ Brett Blumberg
Brett Blumberg
Chief Financial Officer
(Principal Financial and Accounting Officer)