Form 10-Q
period 2026-06-30
Myseum.AI, Inc.
filed 2026-08-14
CIK 1648960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 001-40729

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

As of August 14, 2026, there were 5,196,430 shares of common stock, par value $0.0001 per share, outstanding.

MYSEUM.AI, INC.

FORM 10-Q

June 30, 2026

-i-

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

Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed throughout our Annual Report on Form 10-K as filed with the SEC on March 30, 2026. Some of the risks, uncertainties and assumptions that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, but are not limited to:

●	our business strategies;

●	our ability to attract and retain users;

●	risks related to market acceptance of products;

●	intellectual property risks;

●	risks associated to our reliance on third party organizations;

●	our competitive position;

●	our industry environment;

●	our anticipated financial and operating results, including anticipated sources of revenues;

●	assumptions regarding the size of the available market, benefits of our products, product pricing and timing of product launches;

●	management’s expectation with respect to future acquisitions;

●	statements regarding our goals, intentions, plans and expectations, including the introduction of new products and markets; and

●	our cash needs and financing plans.

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

-ii-

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MYSEUM.AI, INC. AND SUBSIDIARIES AND CONSOLIDATED ENTITIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,874,149	$749,030
Short-term investments, at fair value	2,056,196	2,981,909
Accounts receivable	52	83
Prepaid expenses	220,543	239,167

Total Current Assets	4,150,940	3,970,189

NON-CURRENT ASSETS:
Deferred offering costs	128,206	78,645
Property and equipment, net	8,843	17,371
Investment in equity securities, at fair value	816,000	2,920,000
Operating lease right-of-use asset, net	186,324	211,203

Total Non-current Assets	1,139,373	3,227,219

Total Assets	$5,290,313	$7,197,408

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$721,878	$873,691
Operating lease liability, current portion	55,917	51,040
Contract liabilities	49	59

Total Current Liabilities	777,844	924,790

LONG-TERM LIABILITIES:
Operating lease liability, less current portion	138,812	167,935

Total Long-Term Liabilities	138,812	167,935

Total Liabilities	916,656	1,092,725

Commitments and Contingencies (Note 11)

STOCKHOLDERS’ EQUITY:
Preferred stock ($0.0001 par value; 20,000,000 shares authorized) Series A Preferred stock ($0.0001 Par Value; 1 Share designated; none issued and outstanding on June 30, 2026 and December 31, 2025)	-	-
Series B Preferred stock ($0.0001 Par Value; 2,000,000 Share designated; none issued and outstanding on June 30, 2026 and December 31, 2025)	-	-
Common stock ($0.0001 par value; 180,000,000 shares authorized; 5,263,375 and 4,331,274 shares issued and 5,196,430 and 4,264,329 shares outstanding on June 30, 2026 and December 31, 2025, respectively)	526	433
Common stock to be issued (139 shares on June 30, 2026 and December 31, 2025)	-	-
Additional paid-in capital	65,663,594	61,482,739
Treasury stock, at cost (66,945 shares and 66,945 on June 30, 2026 and December 31, 2025, respectively)	(397,969)	(397,969)
Accumulated deficit	(60,892,494)	(54,980,520)

Total Stockholders’ Equity	4,373,657	6,104,683

Total Liabilities and Stockholders’ Equity	$5,290,313	$7,197,408

See accompanying notes to unaudited consolidated financial statements.

MYSEUM.AI, INC. AND SUBSIDIARIES AND CONSOLIDATED ENTITIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

NET REVENUES	$37	$78	$110	$161

OPERATING EXPENSES:
Compensation and related expenses	1,187,674	660,534	1,984,215	1,576,696
Marketing and advertising expenses	131,451	59,121	363,190	92,958
Professional and consulting expenses	671,720	274,225	1,188,902	604,823
General and administrative expenses	161,503	200,359	301,584	353,806

Total operating expenses	2,152,348	1,194,239	3,837,891	2,628,283

LOSS FROM OPERATIONS	(2,152,311)	(1,194,161)	(3,837,781)	(2,628,122)

OTHER INCOME (EXPENSES):
Interest income, net	11,947	49,639	29,807	90,975
Unrealized loss on equity securities	(910,000)	-	(2,104,000)	-

Total other income (expenses), net	(898,053)	49,639	(2,074,193)	90,975

LOSS FROM CONTINUING OPERATIONS	(3,050,364)	(1,144,522)	(5,911,974)	(2,537,147)

DISCONTINUED OPERATIONS:
Loss from discontinued operations, net of tax	-	(212,667)	-	(439,152)

Total loss from discontinued operations, net	-	(212,667)	-	(439,152)

NET LOSS	(3,050,364)	(1,357,189)	(5,911,974)	(2,976,299)

Net loss of former subsidiary attributable to noncontrolling interest of discontinued operations	-	140,317	-	286,231

NET LOSS ATTRIBUTABLE TO MYSEUM.AI, INC. SHAREHOLDERS	$(3,050,364)	$(1,216,872)	$(5,911,974)	$(2,690,068)

NET LOSS PER COMMON SHARE:
Basic and diluted - continuing operations	$(0.61)	$(0.27)	$(1.28)	$(0.61)
Basic and diluted - discontinued operations	$-	$(0.02)	$-	$(0.04)
Basic and diluted net loss per common share attributable to Myseum.AI, Inc. shareholders	$(0.61)	$(0.29)	$(1.28)	$(0.65)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	4,980,683	4,209,329	4,633,104	4,149,660

See accompanying notes to unaudited consolidated financial statements.

MYSEUM.AI, INC. AND SUBSIDIARIES AND CONSOLIDATED ENTITIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

  FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Unaudited)

	Series B Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid-in	Treasury Stock		Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Interest	Equity

Balance, December 31, 2025	-	$-	4,331,274	$433	139	$-	$61,482,739	66,945	$(397,969)	$(54,980,520)	$-	$6,104,683

Accretion of stock-based compensation in connection with stock option grants	-	-	-	-	-	-	225,861	-	-	-	-	225,861

Accretion of stock-based professional fees in connection with stock option grants	-	-	-	-	-	-	6,104	-	-	-	-	6,104

Issuance of common shares for services	-	-	60,000	6	-	-	110,994	-	-	-	-	111,000

Issuance of warrants for services	-	-	-	-	-	-	279,975	-	-	-	-	279,975

Net loss for the period	-	-	-	-	-	-	-	-	-	(2,861,610)	-	(2,861,610)

Balance, March 31, 2026	-	-	4,391,274	439	139	-	62,105,673	66,945	(397,969)	(57,842,130)	-	3,866,013

Accretion of stock-based compensation in connection with stock option grants	-	-	-	-	-	-	228,370	-	-	-	-	228,370

Accretion of stock-based professional fees in connection with stock option grants	-	-	-	-	-	-	6,171	-	-	-	-	6,171

Issuance of common stock for cash, net of allocated offering costs of $261,004	-	-	750,000	75	-	-	3,063,592	-	-	-	-	3,063,667

Issuance of common shares for services	-	-	122,101	12	-	-	259,788	-	-	-	-	259,800

Net loss for the period	-	-	-	-	-	-	-	-	-	(3,050,364)	-	(3,050,364)

Balance, June 30, 2026	-	$-	5,263,375	$526	139	$-	$65,663,594	66,945	$(397,969)	$(60,892,494)	$-	$4,373,657

	Series B Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid-in	Treasury Stock		Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Interest	Equity

Balance, December 31, 2024	2,000,000	$200	3,076,274	$308	139	$-	$59,649,645	66,945	$(397,969)	$(52,373,248)	$(2,137,789)	$4,741,147

Accretion of stock based compensation in connection with stock option grants	-	-	-	-	-	-	155,054	-	-	-	-	155,054

Issuance of common stock for cash, net of allocated offering costs of $568,000	-	-	1,200,000	120	-	-	4,531,880	-	-	-	-	4,532,000

Initial recording on noncontrolling interest	-	-	-	-	-	-	188,810	-	-	-	(188,810)	-

Net loss for the period	-	-	-	-	-	-	-	-	-	(1,473,196)	(145,914)	(1,619,110)

Balance, March 31, 2025	2,000,000	200	4,276,274	428	139	-	64,525,389	66,945	(397,969)	(53,846,444)	(2,472,513)	7,809,091

Accretion of stock based compensation in connection with stock option grants	-	-	-	-	-	-	157,120	-	-	-	-	157,120

Accretion of stock based professional fees in connection with stock option grants	-	-	-	-	-	-	1,492	-	-	-	-	1,492

Changes in noncontrolling interest	-	-	-	-	-	-	(7,280)	-	-	-	7,280	-

Net loss for the period	-	-	-	-	-	-	-	-	-	(1,216,872)	(140,317)	(1,357,189)

Balance, June 30, 2025	2,000,000	$200	4,276,274	$428	139	$-	$64,676,721	66,945	$(397,969)	$(55,063,316)	$(2,605,550)	$6,610,514

See accompanying notes to unaudited consolidated financial statements.

MYSEUM.AI, INC. AND SUBSIDIARIES AND CONSOLIDATED ENTITIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,911,974)	$(2,976,299)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,528	11,209
Amortization of right-of-use asset	24,879	10,318
Stock-based compensation	454,231	312,174
Stock-based professional fees	532,516	1,492
Changes in accrued interest income	52,043	-
Unrealized loss on equity securities	2,104,000	-
Changes in operating assets and liabilities:
Accounts receivable	31	(13)
Prepaid expenses	149,158	55,128
Assets of discontinued operations	-	139,898
Accounts payable and accrued expenses	(151,813)	(132,181)
Contract liabilities	(10)	17
Operating lease liability	(24,246)	(3,562)
Liabilities of discontinued operations	-	99,609

NET CASH USED IN OPERATING ACTIVITIES	(2,762,657)	(2,482,210)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of short-term investments	4,017,475	2,963,546
Purchase of short-term investments	(3,143,805)	(5,317,735)
Purchases of property and equipment	-	(4,475)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	873,670	(2,358,664)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net	3,208,239	4,532,000
Payment of deferred offering costs	(194,133)	(54,028)

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,014,106	4,477,972

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,125,119	(362,902)

CASH AND CASH EQUIVALENTS - beginning of period	749,030	766,985

CASH AND CASH EQUIVALENTS - end of period	$1,874,149	$404,083

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$3,454	$4,250
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Warrants issued for future services	$279,975	$-
Common stock issue for future services	$59,800	$-
Common stock issued for future sale pursuant to ATM offering	$80	$75
Amortization of deferred offering costs to Equity	$144,572
Initial recording and changes in noncontrolling interest deficit	$-	$181,530
Initial recognition of right-of-use asset and lease liability	$-	$244,793

See accompanying notes to unaudited consolidated financial statements.

MYSEUM.AI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026 AND 2025
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

MYSEUM.AI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026 AND 2025
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

Going concern considerations

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital to fund its research and development (“R&D”) activities and meet its obligations on a timely basis. As of June 30, 2026, the Company had cash and cash equivalents of $1,874,149, short-term investments of $2,056,196 and working capital of $3,373,096. Short-term investments include U.S. Treasury bills that are all highly rated and have initial maturities between one and four months. During the six months ended June 30, 2026, the Company incurred a net loss of $5,911,974 and net cash used in operations amounted to $2,762,657 and had nominal revenues. There can be no assurance that sufficient funding will be available to allow the Company to successfully continue its R&D activities and meet its obligations. If the Company is unable to obtain the necessary funds, significant reductions in spending and the delay or cancellation of planned activities may be necessary. These actions would have a material adverse effect on the Company’s business, results of operations, and prospects. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these consolidated financial statements are issued. These unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Noncontrolling interests

The Company follows ASC Topic 810, “Consolidation,” governing the accounting for and reporting of noncontrolling interests (“NCI”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. In accordance with ASC Topic 810-10-45, the Company presented noncontrolling interests as a separate component of total shareholders’ equity on the unaudited consolidated balance sheets. Certain provisions of this standard indicate, among other things, that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than as step acquisitions or dilution gains or losses, and that losses of a partially-owned consolidated subsidiary be allocated to noncontrolling interests even when such allocation might result in a deficit balance. For the three and six months ended June 30, 2025, the net loss attributed to NCI was separately designated in the accompanying unaudited consolidated statements of operations. As of December 31, 2025 and during the three and six months ended June 30, 2026, the Company had no noncontrolling interest. Losses attributable to NCI in a subsidiary may exceed a NCI’s interests in the subsidiary’s equity. The excess attributable to NCI is attributed to those interests. NCI was attributed to their share of losses even if that attribution resulted in a deficit NCI balance.

MYSEUM.AI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026 AND 2025
(Unaudited)

Prior to December 12, 2025, the Company allocated certain corporate common expenses to its subsidiaries based on the ratio of direct subsidiary expenses to total consolidated expenses. Management believes that this allocation method is reasonable.

Due to the issuance of common shares by RPM Interactive, during the six months ended June 30, 2025, the Company recorded aggregate initial negative noncontrolling interest of $181,530 in total equity for the portion of additional equity ownership not attributable to the Company based on the minority interest holders’ ownership interest in the carrying value of RPM Interactive’s equity. During the three and six months ended June 30, 2025, the Company also allocated $140,317 and $286,231 of the net loss of the subsidiary to noncontrolling interest, respectively. resulting in a total noncontrolling interest deficit of $2,605,550 as of June 30, 2025. As of June 30, 2026 and December 31, 2025, there is no noncontrolling interest balance remaining on the unaudited consolidated balance sheets.

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

As of June 30, 2026 and December 31, 2025, the Company’s consolidated balance sheets do not include any assets and liabilities from VIEs.

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

MYSEUM.AI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026 AND 2025
(Unaudited)

Cash and cash equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company’s account at this institution is insured by the FDIC up to $250,000. On June 30, 2026, the Company had cash in excess of FDIC limits of approximately $1,553,000. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits. Any material loss that the Company may experience in the future could have an adverse effect on its ability to pay its operational expenses or make other payments and may require the Company to move its cash to other high quality financial institutions.

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

The following table represents the Company’s fair value hierarchy of its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025.

	June 30, 2026			December 31, 2025
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Short-term investments	$2,056,196	$-	$-	$2,981,909	$-	$-
Equity securities	$-	$-	$816,000	$-	$-	$2,920,000

The Company’s short-term investments are level 1 measurements and are based on redemption value at each date. The Company’s investment in equity securities are level 3 measurements fair values are considered Level 3 when management makes significant assumptions to determine the fair value of the equity securities. On June 30, 2026 and December 31, 2025, the Company recorded the investment in equity securities, which consisted of Series E preferred shares in Avalon GloboCare Corp., a publicly held company, at estimated fair value using a dribble out method using the following assumptions:

●	A discount for the five-month prohibition on conversion

●	A liquidity discount resulting from the 4.99% ownership limitation

●	Market volatility and time value considerations associated with phased conversion

The level 3 investment value may fluctuate from period to period based on changes in the market volatility and trading volume of the investees common stock.

The change in the fair value measurement using significant inputs (Level 3) is summarized below:

Investment in equity securities:
Balance at December 31, 2025	$2,920,000
Change in fair value - unrealized loss on equity securities	(2,104,000)
Balance at June 30, 2026	$816,000

MYSEUM.AI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026 AND 2025
(Unaudited)

Short-term investments

The Company’s portfolio of short-term investments consists of marketable debt securities which are comprised solely of highly rated U.S. government securities with maturities of more than three months, but less than one year. The Company classifies these as available-for-sale at purchase date and will reevaluate such designation at each period end date. The Company may sell these marketable debt securities prior to their stated maturities depending upon changing liquidity requirements. These debt securities are classified as current assets in the unaudited consolidated balance sheets and recorded at fair value, with unrealized gains or losses included in accumulated other comprehensive gain (loss) and as a component of the unaudited consolidated statements of operations. Gains and losses are recognized when realized. Gains and losses are determined using the specific identification method and are reported in other income (expense), net in the unaudited consolidated statements of operations. Short-term investments are carried at fair value, which is based on quoted market prices for such securities, if available, or is estimated on the basis of quoted market prices of financial instruments with similar characteristics.

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

Investment in equity securities, at fair value

Equity investments are carried at fair value with unrealized gains or losses recorded on the accompanying consolidated statement of operations. Realized gains and losses are determined on a specific identification basis which is recorded in earnings or loss as a net realized gain (loss) on equity investments in the unaudited consolidated statement of operations. The Company reviews investments in equity securities, at fair value, for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.

Accounts receivable

The Company recognizes an allowance for losses on accounts receivable and notes receivable in an amount equal to the estimated probable losses net of recoveries under the current expected credit loss method. The allowance is based on an analysis of historical bad debt experience, current receivables aging and expected future write-offs, as well as an assessment of specific identifiable customer accounts and notes receivable considered at risk or uncollectible. On January 1, 2023, the Company adopted ASC 326, “Financial Instruments - Credit Losses”. In accordance with ASC 326, an allowance is maintained for estimated forward-looking losses resulting from the possible inability of customers to make the required payments (current expected losses). The amount of the allowance is determined principally on the basis of past collection experience and known financial factors regarding specific customers. The expense associated with the allowance for doubtful accounts on accounts receivable is recognized in general and administrative expenses. As of June 30, 2026 and December 31, 2025, accounts receivable amounted to $52 and $83, respectively, which are presented net of allowance for doubtful accounts of $150 and $150. During the three and six months ended June 30, 2026 and 2025, the Company did not recognize any bad debt expense.

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

MYSEUM.AI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026 AND 2025
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

As of June 30, 2026 and December 31, 2025, the Company has capitalized certain offering costs related to its efforts to raise capital through the sale of its common stock pursuant to an Equity Sales Agreement and additional capitalized costs related to legal fees and the preparation of its registration statement on Form S-3 (File No. 333-291818). As of June 30, 2026 and December 31, 2025, capitalized deferred offering costs amounted to $128,206 and $78,645, respectively, which is reflected on the accompanying unaudited consolidated balance sheets, respectively.

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

The Company recognizes revenues from subscription fees from the Company’s messaging application in the month they are earned. Annual and lifetime subscription payments received that are related to future periods are recorded as deferred revenue to be recognized as revenues over the contract term or period. Lifetime subscriptions are being recognized to revenues over the estimated useful life of the subscription of 12 months. During the three and six months ended June 30, 2026 and 2025, all of the Company’s revenue was generated from subscription revenues.

MYSEUM.AI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026 AND 2025
(Unaudited)

Advertising costs

The Company applies ASC 720 “Other Expenses” to account for advertising related costs. Pursuant to ASC 720-35-25-1, the Company expenses advertising costs as they are incurred. Advertising costs were $131,451 and $59,121 for the three months ended June 30, 2026 and 2025, respectively. Advertising costs were $363,190 and $92,958 for the six months ended June 30, 2026 and 2025, respectively. Advertising costs are included in marketing and advertising expenses on the unaudited consolidated statements of operations.

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

MYSEUM.AI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026 AND 2025
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

	June 30,
	2026	2025
Common stock equivalents:
Common stock warrants	327,385	127,385
Common stock options	691,820	426,820
Total	1,019,205	554,205

Segment reporting

The Company operates as a single operating segment as a technology-based company that is developing social media applications and technologies. In accordance with ASC 280 – “Segment Reporting”, the Company’s chief operating decision maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similarities in economic characteristics such as nature of services; and procurement processes. All revenues and expenses as reflected in the accompanying unaudited consolidated statements of operations are allocated to the one segment.

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

MYSEUM.AI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026 AND 2025
(Unaudited)

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

Each share of Series E Preferred Stock has a stated value of $1,000 per share and is convertible into shares of Avalon common stock at a conversion price of $1.50 per share, subject to certain restrictive periods. Due to the lack of marketability and conversion restrictions, the Company determined that the stated value did not represent the immediate fair value. Utilizing a valuation model incorporating Avalon’s quoted common share price, market volume and liquidity constraints, the Company determined the fair value of the Avalon Series E Preferred Stock to be $2,920,000 as of the date of the transaction and as of December 31, 2025, and as of June 30, 2026, the Company determined the fair value of the Avalon Series E Preferred Stock to be $816,000. This valuation accounted for the estimated time required to liquidate the shares in the open market and the associated marketability discounts.

Pursuant to ASC 810-10-40-4, on December 12, 2025, the Company deconsolidated RPM Interactive since it no longer had a controlling financial interest in and was no longer a primary beneficiary of RPM Interactive and RPM Interactive became a wholly-owned subsidiary of Avalon. The Company will have no continuing involvement in RPM Interactive after it has been deconsolidated.

In accordance with ASC 205-20, the disposal of RPM Interactive represents a strategic shift away from the development and costs with RPM Interactive products in order to concentrate on the Company’s product offerings. Accordingly, the results of operations of RPM interactive have been classified as discontinued operations in the accompanying unaudited consolidated statements of operations for all periods presented. The following table summarizes the results of the discontinued operations for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses	$-	$212,667	$-	$439,152
Total loss from discontinued operations, net	$-	$(212,667)	$-	$(439,152)

As of June 30, 2026 and December 31, 2025, the Company had no assets and liabilities of discontinued operations.

MYSEUM.AI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026 AND 2025
(Unaudited)

NOTE 4 – INVESTMENT IN EQUITY SECURITIES

On December 12, 2025, in connection with the merger and deconsolidation of RPM Interactive (see Note 3), the Company received 6,561.71 shares of Series E Preferred Stock of Avalon GloboCare Corp., a publicly held company (“Avalon”). Each share of Series E Preferred Stock has a stated value of $1,000 per share and is convertible into shares of Avalon common stock at a conversion price of $1.50 per share, subject to certain restrictive periods. As the Company does not have the ability to exercise significant influence over Avalon, this investment is recorded at fair value. Due to the lack of marketability and conversion restrictions, the Company determined that the stated value did not represent the immediate fair value. Utilizing a valuation model incorporating Avalon’s quoted common share price, market volume and liquidity constraints, the Company determined the fair value of the Avalon Series E Preferred Stock to be $816,000 and $2,920,000 as of June 30, 2026 and December 31, 2025, respectively, which is included in investment in equity securities on the accompanying unaudited consolidated balance sheet. This valuation accounted for the estimated time required to liquidate the shares in the open market and the associated marketability discounts. During the three and six months ended June 30, 2026, the Company recorded an unrealized loss on equity securities of $910,000 and $2,104,000, respectively.

NOTE 5 – SHORT-TERM INVESTMENTS

On June 30, 2026 and December 31, 2025, the Company’s short-term investments consisted of the following:

	June 30, 2026			December 31, 2025
	Cost	Unrealized Gain	Fair Value	Cost	Unrealized Gain	Fair Value
US Treasury bills	$2,056,196	$-	$2,056,196	$2,981,909	$-	$2,981,909
Total short-term investments	$2,056,196	$-	$2,056,196	$2,981,909	$-	$2,981,909

As of June 30, 2026, short-term investments mature between July 2026 and October 2026.

The following table summarizes activity in the Company’s short-term investments, at fair value for the period presented:

Six Months Ended June 30,
2026
Fair Value, December 31, 2025	$2,981,909
Purchases of short-term investments	3,143,805
Sales of short-term investments	(4,017,475)
Changes in accrued interest income	(52,043)
Fair Value, June 30, 2026	$2,056,196

NOTE 6 – PROPERTY AND EQUIPMENT

On June 30, 2026 and December 31, 2025, property and equipment consisted of the following:

	Useful life	June 30, 2026	December 31, 2025
Furniture and fixture	5 years	$56,575	$56,575
Computer equipment	3 – 5 years	44,065	44,065
Leasehold improvements	3 years	4,350	4,350
		104,990	104,990
Less: accumulated depreciation		(96,147)	(87,619)
		$8,843	$17,371

For the three months ended June 30, 2026 and 2025, depreciation of property and equipment amounted to $4,264 and $5,668, respectively. For the six months ended June 30, 2026 and 2025, depreciation of property and equipment amounted to $8,528 and $11,209, respectively.

MYSEUM.AI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026 AND 2025
(Unaudited)

NOTE 7 – INTERNAL-USE SOFTWARE

During the six months ended June 30, 2025, RPM Interactive capitalized certain software development costs incurred amounting to $174,641 since the RPM Interactive software development projects were in the application development stage.

For the three and six months ended June 30, 2025, amortization of intangible assets related to RPM Interactive amounted to $0. The internal-use software was placed in service on August 1, 2025.

Upon the sale and deconsolidation of RPM Interactive on December 12, 2025 (see Note 3), all associated internal-use software assets were removed from the Company’s consolidated balance sheet. Accordingly, the balance of internal-use software as of June 30, 2026 and December 31, 2025 was $0.

NOTE 8 – OPERATING LEASE RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

On August 27, 2021, the Company entered into an amendment to its lease agreement with its landlord to modify the facility lease to relocate and increase the square footage of the lease premises. The term of the lease commenced on October 1, 2021 with a new monthly base rent of $7,156 plus a pro rata share of operating expenses beginning January 2022. This lease expired on December 31, 2024. The base rent was subject to 3% annual increases beginning in the 2nd and 3rd lease year as defined in the amended lease agreement. On April 24, 2025, the Company entered into an amendment agreement with the same landlord to modify the facility lease to relocate and reduce the square footage of the lease premises. The term of the lease commenced on May 1, 2025 and shall expire on May 31, 2029 with a new monthly base rent of $6,417 plus a pro rata share of operating expenses beginning on June 1, 2025. The base rent is subject to 3% annual increases beginning in the 2nd, 3rd and 4th lease year as defined in the amended lease agreement. In addition to the monthly base rent, the Company is charged separately for a monthly payment of $307 for electrical use which is considered a non-lease component. These non-lease component payments are expensed as incurred and are not included in operating lease assets or liabilities. For the three months ended June 30, 2026 and 2025, rent expense amounted to $20,680 and $22,346, respectively. For the six months ended June 30, 2026 and 2025, rent expense amounted to $41,360 and $48,023, respectively. Rent expense were included in the general and administrative expenses on the unaudited consolidated statements of operations.

On April 24, 2025, upon the execution of the amendment agreement, the Company recorded right-of-use assets and operating lease liabilities of $244,793. The remaining lease term for the operating lease is 35 months as of June 30, 2026 and the incremental borrowing rate is 14.0% (based on historical borrowing rates).

Right-of- use assets are summarized below:

	June 30, 2026	December 31, 2025
Office lease	$244,793	$244,793
Less accumulated amortization	(58,469)	(33,590)
Right-of-use asset, net	$186,324	$211,203

Operating lease liabilities are summarized below:

	June 30, 2026	December 31, 2025
Office lease	$244,793	$244,793
Reduction of lease liability	(50,064)	(25,818)
Total lease liability	194,729	218,975
Less: current portion	(55,917)	(51,040)
Long term portion of lease liability	$138,812	$167,935

MYSEUM.AI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026 AND 2025
(Unaudited)

Minimum lease payments under the non-cancelable operating lease on June 30, 2026 are as follows:

For the year ending December 31:
Remainder of 2026	$39,654
2027	80,892
2028	83,324
2029	35,060
Total	238,930
Less: present value discount	(44,201)
Total operating lease liability	$194,729

NOTE 9 – RELATED PARTY TRANSACTIONS

See Note 11 for Employment Agreement with the Company’s chief executive officer, Darin Myman.

During the six months ended June 30, 2026 and 2025, the wife of the Company’s chief executive officer was employed as an executive secretary and earned $36,000 and $36,000, respectively. Additionally, during the six months ended June 30, 2026 and 2025, the daughter of the Company’s chief executive officer was employed and earned $27,500 and $25,042, respectively.

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

Preferred Stock

Series A Preferred Stock

In August 2016, the Company designated one share of Series A Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), which has a stated value equal to $1.00 as may be adjusted for any stock dividends, combinations or splits. Each one (1) share of the Series A Preferred Stock shall have voting rights equal to (x) the total issued and outstanding Common Stock eligible to vote at the time of the respective vote divided by (y) forty-nine one hundredths (0.49) minus (z) the total issued and outstanding Common Stock eligible to vote at the time of the respective vote. The Series A Preferred Stock does not convert into securities of the Company. The Series A Preferred Stock does not contain any redemption provision. In the event of liquidation of the Company, the holder of Series A Preferred shall not have any priority or preferences with respect to any distribution of any assets of the Company and shall be entitled to receive equally with the holders of the Company’s common stock. As of June 30, 2026 and December 31, 2025, there were no Series A Preferred Stock outstanding.

MYSEUM.AI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026 AND 2025
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

On August 4, 2023, the Company issued 2,000,000 of Series B preferred for aggregate cash of $1,000.

Pursuant to the automatic cancellation terms set forth in the Certificate of Designation, Rights and Limitations, in 2025 all 2,000,000 shares of Series B Preferred Stock were deemed cancelled and retired due to an authorized stock increase. As of June 30, 2026 and December 31, 2025, there were no shares of Series B Preferred Stock issued or outstanding. These shares have been restored to the status of authorized but unissued shares of Preferred Stock. No consideration was paid by the Company in connection with this cancellation.

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

MYSEUM.AI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026 AND 2025
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

On February 6, 2026, the Company entered into a First Amendment to Sales Agreement (the “First Amendment”) with Benchmark, which amends the Sales Agreement dated February 10, 2025. The First Amendment was executed to (i) reflect the Company’s name change to Myseum, Inc. and (ii) update the shelf registration statement to Form S-3 (File No. 333-291818), which was filed on November 26, 2025, and declared effective on December 3, 2025. Under the Sales Agreement, as amended, the Company may offer and sell shares of common stock having an aggregate sales price of up to $3,500,000 through an “at the market offering” program. Concurrently with the First Amendment, the Company filed a prospectus supplement dated February 6, 2026, in connection with the offer and sale of the Shares. All other material terms of the original Sales Agreement remain in full force and effect.

On April 23, 2026, the Company filed Amendment No. 1 to the prospectus supplement dated February 6, 2026 and filed with the Securities and Exchange Commission on February 6, 2026 for an additional $2,754,500 of shares of the Company’s common stock that may be issued and sold under the Sales Agreement with Benchmark, dated February 10, 2025, as amended by that certain First Amendment to Sales Agreement dated February 6, 2026 (as amended, the “Sales Agreement”).

The offering of Shares pursuant to the Sales Agreement will terminate on the earlier of (1) the sale, pursuant to the Sales Agreement, of Shares having an aggregate offering price of $6,254,500 and (2) the termination of the Sales Agreement by either the Company or Benchmark, as permitted therein. The Shares will be issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-291818) filed by the Company with the SEC on November 26, 2025 and declared effective by the SEC on December 3, 2025.

On March 27, 2025, the Company issued 750,000 shares of its common stock to Benchmark to be held and issued to future investors pursuant to the Sales Agreement. As of December 31, 2025, no proceeds from the sale of these shares have been received. These shares are not considered issued and outstanding for accounting purposes. Upon the receipt of proceeds from the sale of the common shares, the Company shall record the net proceeds from the sale of such shares to additional paid-in capital. During the year ended December 31, 2025, the Company paid an aggregate of $78,645 of offering costs related to the Sales Agreement and capitalized legal fees and other expenses related to the preparation of the new registration statement, which has been reflected as part of deferred offering costs on the accompanying consolidated balance sheet as of December 31, 2025 (See Note 2 – Deferred Offering Costs). The Sales Agreement is still active and the Company began raising capital pursuant to the Sales Agreement in April 2026.

In April 2026, the Company sold 750,000 shares of its common stock under the Sales Agreement with Benchmark at a purchase price ranging from $3.27 to $5.70 per share of Common Stock, for gross proceeds from the offering of $3,324,671, prior to deducting sales agent’s fees and other offering expenses payable by the Company. The Company received net proceeds of $3,063,667 after deducting sales agent fees and expenses of $261,004. The Company intends to use the net proceeds from the offering for working capital and other general corporate purposes.

During the six months ended June 30, 2026, the Company paid an aggregate of $49,561 of offering costs and capitalized legal fees and other expenses related to the Sales Agreement, As of June 30, 2026, capitalized deferred offering costs amounted to $128,206, which is reflected on the accompanying unaudited consolidated balance sheets, respectively (See Note 2 – Deferred Offering Costs).

In April and June 2026, the Company issued an aggregate of 800,000 shares of its common stock to be held and issued to future investors pursuant to the Sales Agreement. As of June 30, 2026, the Company held a total of 800,000 shares of its common stock to be sold according to the Sales Agreement. These shares are not considered issued and outstanding for accounting purposes. Upon the receipt of proceeds from the sale of the common shares, the Company shall record the net proceeds from the sale of such shares to additional paid-in capital.

MYSEUM.AI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026 AND 2025
(Unaudited)

2023 Stock Repurchase Plan

On January 6, 2023, the Board of Directors of the Company approved a stock repurchase program authorizing the purchase of up to $2 million of the Company’s common stock (the “2023 Stock Repurchase Program”). In connection with the 2023 Stock Repurchase Program, during the year ended December 31, 2023, the Company purchased 66,945 shares of its common stock for $397,969, or at an average price of $5.94 per share, which has been reflected as treasury stock on the accompanying consolidated balance sheet on June 30, 2026 and December 31, 2025. During the three and six months ended June 30, 2026 and 2025, the Company did not purchase any treasury shares.

Common Stock Issued for Professional Services

On March 5, 2026, the Company issued 60,000 of its common shares pursuant to a consulting agreement. These shares were valued at $111,000, or a per share price of $1.85, based on the quoted closing price of the Company’s common stock on the measurement date, which was immediately recognized as stock-based professional fees and included in professional and consulting fees in the accompanying unaudited consolidated statements of operations.

On April 23, 2026, the Company entered into a six-month consulting agreement with its consultant to which it agreed to pay such consultant a monthly fixed fee of $15,000 per month and to issue 20,000 shares of the Company’s common stock in consideration of the consultant’s consulting services. The Company issued 20,000 of its common shares, which were valued at $59,800, or a per share price of $2.99, based on the quoted closing price of the Company’s common stock on the measurement date, which shall be amortized as stock-based professional fees over the term of the agreement. In connection with this consulting agreement, during the three and six months ended June 30, 2026, the Company recorded $22,591 of stock-based professional fees, which is included in professional and consulting fees in the accompanying unaudited consolidated statements of operations, , and as of June 30, 2026, the prepaid stock-based professional fees balance was $37,209 which is included in prepaid expense on the accompanying unaudited consolidated balance sheets and shall amortized over the remaining term of the agreement.

On June 11, 2026, pursuant to a service agreement entered into on July 25, 2023, the Company issued to its investor relations consultant an aggregate of 102,101 shares of restricted common stock in exchange for services previously rendered. The number of shares issued for each such term was determined by dividing $200,000 by the average closing price of the Company’s common stock for the ten trading days immediately prior to the applicable renewal date, which was between $1.573 and $2.5955 per share. In connection with this services agreement, during the three and six months ended June 30, 2026, the Company recognized $200,000 of stock-based professional fees, which was included in professional and consulting expenses in the accompanying unaudited consolidated statements of operations.

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

MYSEUM.AI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026 AND 2025
(Unaudited)

During the six months ended June 30, 2025, certain employees were terminated and accordingly, 12,750 unvested options were forfeited, resulting in reversals of previously recognized stock-based compensation of $19,883.

During the six months ended June 30, 2026, accretion of stock-based expense related to stock options amounted to $466,506 of which $454,231 was recorded in compensation and related expenses and $12,275 was recorded in professional and consulting expenses as reflected in the unaudited consolidated statements of operations. During the six months ended June 30, 2025, accretion of stock-based expense related to stock options amounted to $313,666 of which $312,174 was recorded in compensation and related expenses and $1,492 was recorded in professional and consulting expenses as reflected in the unaudited consolidated statements of operations.

As of June 30, 2026, a balance of $649,783 remains to be expensed over future vesting periods related to unvested stock options issued for services to be expensed over a weighted average period of 0.91 years.

During the six months ended June 30, 2025, the stock options were valued at the grant date using a Black-Scholes option pricing model with the following assumptions. The Company did not issue any stock options during the six months ended June 30, 2026. The simplified method was used for the expected option term and expected volatility was based on historical volatility:

2025
Dividend rate	-
Estimated expected term (in years)	3.5 to 6 years
Volatility	182.9% to 189.1%
Risk—free interest rate	4.02% to 4.59%

The following is a summary of the Company’s stock option activity for the six months ended June 30, 2026 as presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance on December 31, 2025	691,820	$23.94	5.69
Granted	-	-	-
Cancelled	-	-	-
Balance on June 30, 2026	691,820	$23.94	5.20
Options exercisable on June 30, 2026	333,070	$45.44	4.67
Weighted average fair value of options granted during the six months ended June 30, 2026		$-

On June 30, 2026, the aggregate intrinsic value of options outstanding was $0.

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

On March 2, 2026, pursuant to a 6-month marketing services agreement, the Company granted 200,000 warrants to purchase 200,000 shares of the Company’s common stock to a consultant for investor relations services. The warrants have a term of 2 years from the date of grant, are exercisable at an exercise price of $2.00 per share, and vest immediately. The warrants were valued at $279,975 on the grant date using a Black-Scholes option pricing model which will be recognized as stock-based professional fees over the term of the agreement. In connection with these warrants, during the three and six months ended June 30, 2026, the Company recorded stock-based professional fees of $139,988 and $186,650 which was included professional and consulting fees on the accompanying unaudited consolidated statements of operations. In connection with these warrants, as of June 30, 2026, the prepaid stock-based professional fees balance was $93,325, which is included in prepaid expense on the accompanying unaudited consolidated balance sheets and will be amortized into professional and consulting fees over the remaining term.

MYSEUM.AI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026 AND 2025
(Unaudited)

A summary of the Company’s outstanding stock warrants, including 44,252 Series A public warrants, is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance on December 31, 2025	127,385	$28.35	2.23
Granted	200,000	2.00	-
Exercised	-	-	-
Balance on June 30, 2026	327,385	$12.25	1.70
Warrants exercisable on June 30, 2026	327,385	$12.25	1.70

On June 30, 2026, the aggregate intrinsic value of warrants outstanding was $104,000.

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

During the six months ended June 30, 2026 and 2025, the Company recorded a bonus of $350,000 and $350,000, respectively, which are included in compensation and related expenses as reflected in the unaudited consolidated statements of operations.

MYSEUM.AI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026 AND 2025
(Unaudited)

Ambassador Settlement

Prior to the Company’s IPO, the Company initiated a proposed “Ambassador Program” as a means to reward early investors for being Company brand ambassadors, helping the Company create value by using and letting others know about the Company and its products. However, the program never came to full fruition. In connection with a recent review and evaluation of this initiative, management made a determination regarding the value of what the eligible investors would have received. As a result, the Company made outreach to these investors to provide them with an opportunity to claim their reward payments, and distributions began in January 2025. The maximum estimated total potential distribution under this program is expected to be approximately $86,246. However, the actual distribution amount may be lower if less than all contacted shareholders claim their reward payments. The claim of reward payments has no expiration date. Such claim shall be recorded as settlement expense which is included in general and administrative expenses on the accompanying unaudited statement of operations. During the six months ended June 30, 2026, the Company recorded a settlement gain of $1,384 due to the return of certain shareholder claim. During the six months ended June 30, 2025, the Company recorded settlement expense of $9,817 and paid settlement expenses of $21,722. In December 2025, based on a management assessment of actual participation and claim patterns, the Company reduced the liability by $62,658 and recognized a corresponding gain on extinguishment of liabilities. As of June 30, 2026 and December 31, 2025, the Company’s accrued balance of such claim was $0 and $1,482, respectively, which is included in accounts payable and accrued expenses on the accompanying unaudited consolidated balance sheets.

NOTE 12 – SUBSEQUENT EVENTS

Amendment to the 2021 Omnibus Equity Incentive Plan

On August 6, 2026, the Company held its 2026 annual meeting of shareholders. At the meeting, the Company’s shareholders approved an amendment to the Company’s Amended and Restated 2021 Omnibus Equity Incentive Plan to increase the number of shares of common stock reserved for issuance thereunder to 2,000,000 shares from 1,000,000 shares.

Reverse Stock Split Authorization

At the annual meeting, the Company’s shareholders granted the Company’s board of directors the authority, at its discretion, to effect a reverse stock split of the Company’s outstanding common stock at a ratio of not less than 1-for-2 and not greater than 1-for-25, without reducing the number of authorized shares of common stock, with the exact ratio to be determined by the board of directors. Any such reverse stock split may be effected, if at all, at any time before August 6, 2027. As of the date these unaudited consolidated financial statements were issued, the board of directors had not selected a ratio for, or effected, any reverse stock split, and accordingly no retroactive adjustment has been made to the share and per share amounts in the accompanying unaudited consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related notes for the year ended December 31, 2025 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q. All amounts in this report are in U.S. dollars, unless otherwise noted.

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

Results of Operations

Revenue

During the three months ended June 30, 2026 and 2025, we generated revenues of $37 and $78, respectively. During the six months ended June 30, 2026 and 2025, we generated revenues of $110 and $161, respectively. Revenue consisted of subscription revenues.

Operating expenses

For the three months ended June 30, 2026, operating expenses amounted to $2,152,348 as compared to $1,194,239 for the three months ended June 30, 2025, an increase of $958,109, or 80.2%. For the six months ended June 30, 2026, operating expenses amounted to $3,837,891 as compared to $2,628,283 for the six months ended June 30, 2025, an increase of $1,209,659, or 46.0%. For the three and six months ended June 30, 2026 and 2025, operating expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Compensation and related expenses	$1,187,674	$660,534	$1,984,215	$1,576,696
Marketing and advertising expenses	131,451	59,121	363,190	92,958
Professional and consulting expenses	671,720	274,225	1,188,902	604,823
General and administrative expenses	161,503	200,359	301,584	353,806
Total	$2,152,348	$1,194,239	$3,837,891	$2,628,283

Compensation and related expenses

Compensation and related expenses include salaries, stock-based compensation, health insurance and other benefits.

During the three months ended June 30, 2026 and 2025, compensation and related expenses amounted to $1,187,674 and $660,534, respectively, an increase of $527,140, or 79.8%. The increase was attributable to an increase in bonus of $350,000, an increase in stock-based compensation of $71,250, and an overall increase in compensation and other related expenses of $105,890 partially as a result of a decrease in the allocation of compensation and related expenses to RPM, which is included in loss from discontinued operations.

During the six months ended June 30, 2026 and 2025, compensation and related expenses amounted to $1,984,215 and $1,576,696, respectively, an increase of $407,519, or 25.8%. The increase was attributable to an increase in stock-based compensation of $142,056, and an overall increase in compensation and other related expenses of $265,463 partially as a result of a decrease in the allocation of compensation and related expenses to RPM, which is included in loss from discontinued operations.

Marketing and advertising expenses

During the three months ended June 30, 2026 and 2025, marketing and advertising expenses amounted to $131,451 and $59,121, respectively, an increase of $72,330, or 122.3%. During the six months ended June 30, 2026 and 2025, marketing and advertising expenses amounted to $363,190 and $92,958, respectively, an increase of $270,232, or 290.7%. The increases were primarily due to an overall increase in promotions, branding and digital marketing strategies and social media advertisements.

Professional and consulting expenses

During the three months ended June 30, 2026 and 2025, we reported professional and consulting expenses of $671,720 and $274,225, respectively, an increase of $397,495, or 145.0%. The increase was attributable to an increase in stock-based consulting of $367,258, an increase in other consulting fees of $118,100, and an increase in other professional fees of $29,605, primarily due to a decrease in the allocation of professional and consulting expenses to RPM, which is included in loss from discontinued operations, offset by a decrease in investor relations of $101,472 and a decrease in legal fees of $15,996.

During the six months ended June 30, 2026 and 2025, we reported professional and consulting expenses of $1,188,902 and $604,823, respectively, an increase of $584,079, or 96.6%. The increase was attributable to an increase in stock-based consulting fees of $531,024, an increase in other consulting fees of $152,600, and an increase in other professional fees of $61,477, primarily due to a decrease in the allocation of professional and consulting expenses to RPM, which is included in loss from discontinued operations, offset by a decrease in legal fees of $92,848 and a decrease in investor relations of $68,444.

General and administrative expenses

During the three months ended June 30, 2026 and 2025, general and administrative expenses amounted to $161,503 and $200,359, respectively, a decrease of $38,856, or 19.4%. The decrease was primarily attributable to a decrease in computer and internet expenses of $28,463, a decrease in travel expenses of $16,050, and a decrease in proxy meeting expenses of $10,000, offset by an increase in other general and administrative expenses of $15,657 primarily due to a decrease in the allocation of general and administrative expenses to RPM, which is included in loss from discontinued operations.

During the six months ended June 30, 2026 and 2025, general and administrative expenses amounted to $301,584 and $353,806, respectively, a decrease of $52,222, or 14.8%. The decrease was primarily attributable to a decrease in computer and internet expenses of $29,446, a decrease in travel expenses of $24,585, and a decrease in proxy meeting expenses of $20,749, offset by an increase in other general and administrative expenses of $22,558 primarily due to a decrease in the allocation of general and administrative expenses to RPM, which is included in loss from discontinued operations.

Loss from Operations

During the three months ended June 30, 2026, loss from operations amounted to $2,152,311 as compared to $1,194,161 during the three months ended June 30, 2025, an increase of $958,150, or 80.2%. During the six months ended June 30, 2026, loss from operations amounted to $3,837,781 as compared to $2,628,122 during the six months ended June 30, 2025, an increase of $1,209,659, or 46.0%. The increase was primarily a result of the changes in operating expenses discussed above.

Other Income (Expense)

Other income (expenses) primarily consisted of interest income and an unrealized loss on equity securities. During the three months ended June 30, 2026 and 2025, we reported other (expenses) income, net of $(898,053) and $49,639, respectively, a negative change of $947,692, or 1,909.2%. The negative change was primarily due to an increase in unrealized loss on equity securities of $910,000 that are primarily related to the decrease in the valuation of the fair value of the Avalon Series E Preferred Stock caused by the decrease in Avalon’s quoted common share price, and a decrease in interest income, net of $37,692.

During the six months ended June 30, 2026 and 2025, we reported other (expenses) income, net of $(2,074,193) and $90,975, respectively, a negative change of $2,165,168, or 2,380.0%. The negative change was primarily due to an increase in unrealized loss on equity securities of $2,104,000 that are primarily related to the decrease in the valuation of the fair value of the Avalon Series E Preferred Stock caused by the decrease in Avalon’s quoted common share price, and a decrease in interest income, net of $61,168.

Loss from Continuing Operations

During the three months ended June 30, 2026, loss from continuing operations amounted to $3,050,364 as compared to $1,144,522 during the three months ended June 30, 2025, an increase of $1,905,842, or 166.5%. During the six months ended June 30, 2026, loss from continuing operations amounted to $5,911,974 as compared to $2,537,147 during the six months ended June 30, 2025, an increase of $3,374,827, or 133.0%. The increase was primarily a result of the changes in operating expenses discussed above.

Loss from Discontinued Operations

For the three and six months ended June 30, 2026, there were no loss from discontinued operations. For the three and six months ended June 30, 2025, loss from discontinued operations amounted to $212,667 and $439,152, respectively. The following table summarizes the results of the discontinued operations for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses	$-	$212,667	$-	$439,152
Other expenses	-	-	-	-
Loss from discontinued operations, net of tax	-	(212,667)	-	(439,152)
Gain on sale and deconsolidation of variable interest entities	-	-	-	-
Total loss from discontinued operations, net	$-	$(212,667)	$-	$(439,152)

Net Loss and Net Loss Attributable Common Shareholders

Due to the foregoing reasons, during the three months ended June 30, 2026 and 2025, our net loss was $3,050,364 and $1,357,189, respectively, an increase of $1,693,175, or 124.8%. During the three months ended June 30, 2026 and 2025, our net loss attributable to Myseum.AI, Inc. shareholders was $3,050,364 and $1,216,872, respectively, an increase of $1,833,492, or 150.7%.

Due to the foregoing reasons, during the six months ended June 30, 2026 and 2025, our net loss was $5,911,974 and $2,976,299, respectively, an increase of $2,935,675, or 98.6%. During the six months ended June 30, 2026 and 2025, our net loss attributable to Myseum.AI, Inc. shareholders was $5,911,974 and $2,690,068, respectively, an increase of $3,211,906, or 119.8%.

During the three and six months ended June 30, 2026, our total basic and diluted net loss per common share attributable to Myseum.AI, Inc. shareholders was $0.61 and $1.28, respectively. During the three and six months ended June 30, 2025, our total basic and diluted net loss per common share attributable to Myseum.AI, Inc. shareholders was $0.29 and $0.65, respectively.

Liquidity, Capital Resources and Plan of Operations

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. On June 30, 2026, we had a cash balance of $1,874,149, short-term investments of $2,056,196, and working capital of $3,373,096. Short-term investments include U.S. Treasury bills that are all highly rated and have initial maturities between one and four months. During the six months ended June 30, 2026, we incurred a net loss of $5,911,974 and used net cash in operations of $2,762,657. Additionally, we had nominal revenues in 2026.

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

Cash Flows from Operating Activities

Net cash used in operating activities totaled $2,762,657 and $2,482,210 for the six months ended June 30, 2026 and 2025, respectively, an increase of $280,447.

Net cash flow used in operating activities for the six months ended June 30, 2026 primarily reflected a net loss of $5,911,974 adjusted for the add-back of non-cash items consisting of depreciation and amortization of $8,528, amortization of right of use assets of $24,879, accretion of stock-based stock option, compensatory warrants, and common stock expense of $986,747, changes in accrued interest income of $52,043, and an unrealized loss on equity securities of $2,104,000, offset by changes in operating assets and liabilities primarily consisting of a decrease in accounts receivable of $31, a decrease in prepaid expenses of $149,158, a decrease in accounts payable and accrued expenses of $151,813, a decrease in contract liabilities of $10, and a decrease in operating lease liabilities of $24,246.

Net cash flow used in operating activities for the six months ended June 30, 2025 primarily reflected a net loss of $2,976,299 adjusted for the add-back of non-cash items consisting of depreciation and amortization of $11,209, amortization of right of use assets of $10,318, and accretion of stock-based stock option and common stock expense of $313,666, offset by changes in operating assets and liabilities primarily consisting of an increase in accounts receivable of $13, a decrease in prepaid expenses of $55,128, a decrease in assets of discontinued operations of $139,898, a decrease in accounts payable and accrued expenses of $132,181, an increase in contract liabilities of $17, a decrease in operating lease liabilities of $3,562, and an increase in liabilities of discontinued operations of $99,609.

Cash Flows from Investing Activities

Net cash provided by (used in) investing activities amounted to $873,670 and $(2,358,664) for the six months ended June 30, 2026 and 2025, respectively, a positive change of $3,232,334.

During the six months ended June 30, 2026, cash flows provided by investing activities comprised of gross proceeds from the sale of short-term investments of $4,017,475, offset by purchases of short-term investments of $3,143,805.

During the six months ended June 30, 2025, we purchased short-term investments of $5,317,735 and received gross proceeds from the sale of short-term investments of $2,963,546. Additionally, we purchased property and equipment of $4,475.

Cash Flows from Financing Activities

Net cash provided by financing activities totaled $3,014,106 for the six months ended June 30, 2026 as compared to net cash provided by financing activities of $4,477,972 for the six months ended June 30, 2025, a decrease of $1,463,866.

During the six months ended June 30, 2026, cash flows provided by financing activities comprised of proceeds from sale of common stock, net of $3,208,239 offset by payments of deferred offering costs of $194,133.

During the six months ended June 30, 2025, cash flows provided by financing activities comprised of proceeds from sale of common stock, net of $4,532,000 offset by payments of deferred offering costs of $54,028.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of June 30, 2026.

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

The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which we identified in our internal control over financial reporting:

●	We lack segregation of duties within accounting functions as a result of our limited financial resources to support hiring of personnel.

●	The lack of multiple levels of management review on complex business, accounting and financial reporting issues.

●	We have not implemented adequate system and manual controls.

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

On April 23, 2026, we issued 20,000 shares of common stock pursuant to a consulting agreement. These shares were valued at $59,800, or a per share price of $2.99, based on the quoted closing price of the Company’s common stock on the measurement date. On June 11, 2026, we issued an aggregate of 102,101 shares of restricted common stock to our investor relations consultant pursuant to a service agreement, valued at an aggregate of $200,000.

The foregoing issuances were made in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D promulgated thereunder.

(b)	Issuer Purchases of Equity Securities

During the quarterly period ended June 30, 2026, we did not have any common stock repurchases.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K of the Exchange Act.

ITEM 6. EXHIBITS.

Exhibit No.	Description of Exhibits
3.1	Certificate of Amendment to Amended and Restated Articles of Incorporation dated April 15, 2026 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 15, 2026)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, is formatted in Inline XBRL

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MYSEUM.AI, INC.

Dated: August 14, 2026	/s/ Darin Myman
Darin Myman
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: August 14, 2026	/s/ Brett Blumberg
Brett Blumberg
Chief Financial Officer
(Principal Financial and Accounting Officer)